Form 10-K
period 2000-12-31
CONX CAPITAL CORP
filed 2001-04-16
CIK 1119803

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

                         ANNUAL REPORT PURSUANT TO
                   SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR
                          ENDED DECEMBER 31, 2000

                        Commission File No. 0-31235

                         CONX CAPITAL CORPORATION
                      -------------------------------
           (Exact name of registrant as specified in its charter)

          NEVADA                               62-1736894
          ------                               ----------
     (State or other jurisdiction of         (I.R.S. Employer
     incorporation or organization)         Identification Number)

     502 N. DIVISION STREET, CARSON CITY, NV        89703
     ----------------------------------------       -----

      (Address of principal executive offices)    (Zip Code)

                               (702) 886-0713
                               --------------
            (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act:

                                    NONE
                                    ----

        Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock Par Value $.01 Per Share
                                  ------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             -     --
     Indicate  by  check  mark  if  disclosure  of  delinquent  filers pursuant to Item 405 of Regulation S-K ( 229-405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
     this Form 10-K or any amendment to this Form 10-K. YES  X   NO
                                                             -      --

     There is no established market for the registrant's voting and non-voting common equity. The aggregate book value of the voting common equity held by non-affiliates on December 31, 2000 was
     $6,517. For purposes of the foregoing calculation only, all directors, executive officers, and their respective family members, have been deemed affiliates. The registrant's revenues for the fiscal year-end December 31, 2000, were $4,326,287.

     Indicate the number of shares outstanding of each of the issuer s classes of common stock, as of the close of the period covered by this report.

               Class                            Outstanding Shares
     -----------------------------                 ------------
     COMMON STOCK - PAR VALUE $.01                   6,650,000


                    DOCUMENTS INCORPORATED BY REFERENCE
                    -----------------------------------
                                    NONE
                                    ----

                                  PART  I

          This annual report on Form 10-K contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements should be read in conjunction with the cautionary statements and other important factors included in this Form 10-K as well as in other filings made by the Company with the Securities and Exchange Commission ("SEC") . These forward-looking statements are subject to a number of risks and uncertainties, which could cause the Company's actual results to differ materially from those anticipated in such statements and include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Factors which could cause such results to differ include the Company's limited operating history, the Company's dependence on the operations of an affiliated party, reliance upon third party financing, the need for additional financing and other factors discussed in the Company's filings with the SEC, including the Risk Factors set forth in the Company's Form 10 dated January 16, 2001. Such forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions.

          The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of the historical operating trends, data contained in the Company's records and other data available from third parties. There can be no assurance, however, that the Company's expectations, beliefs or projections will be achieved or accomplished.

     ITEM 1.  Description of Business.

          CONX Capital Corporation, a Delaware corporation (the "Company" or "CONX"), with consolidated assets of approximately $10.6 million as of December 31, 2000, is a specialty commercial finance company engaged in the business of originating and servicing equipment leases to regional trucking companies. To date, the Company's leasing activities have been limited to leasing of tractors and semi-trailers to one affiliated company, Continental Express SD, Inc. As of December 31, 2000, the assets of the Company had increased to $10,603,031 consisting primarily of cash and equipment, consisting of leased tractors and semi trailers, valued at $10,152,605 net of depreciation. For the year ended December 31, 2000, net income was $541,293.

          The Company was organized in April 1998 with its corporate headquarters located in Carson City, Nevada. The Company currently originates long-term fixed and variable rate lease products with Continental Express SD, Inc., an affiliate under common control with the Company's controlling shareholder. In the future, the Company intends to expand its loan and lease products and may sell such loans and leases either through securitizations or whole loan sales to institutional purchasers on a servicing retained basis. The Company believes that such loan and lease products will be attractive investments to institutional investors because of the credit profile of its borrowers, relatively long loan and lease terms, call protection through prepayment penalties and appropriate risk-adjusted yields. The Company also may periodically make equity investments in certain of the companies that enter into loan and lease arrangements with the Company as part of its core lending and leasing business.

          The Company currently originates leases through its offices located in Carson City, Nevada and Little Rock, Arkansas. The Little Rock, Arkansas office was opened in April, 1998 at the time of the formation of the Company. The Carson City, Nevada office has been the registered office of the Company since its incorporation.

          To date, the Company has no employees. Personnel performing management and administrative functions on behalf of the Company are provided to the Company under an employee leasing arrangement with an affiliate of the Company controlled by the Company's controlling stockholder. The activities of the Company require on average approximately 10 hours per month for each of the four leased employees. The Company will hire permanent employees at such time as the activities of the Company can support full time employees. At this time, the Company does not anticipate the need for full time employees during the next twenty-four month period.

          To date, the Company's lease income has been derived solely from one affiliated company, Continental Express SD, Inc. The Company intends to focus on expanding leasing activities within the trucking industry and potentially to expand its equipment leasing activities into the materials handling industry associated with the trucking and transportation industry. Over the next twelve months, the Company anticipates adding additional tractors and semi-trailers to its leasing fleet and to expand its leasing activities with Continental Express SD, Inc. and other trucking companies meeting the Company's leasing requirements. No significant expansion of the scope of the Company's lending activities is expected before the end of the calendar year 2002.

          As the Company expands its lending and leasing activities over the next twenty-four months, the Company's focus will shift to providing funding to industries that have been historically underserved by banks and other traditional sources of funding. This new focus will require the Company to develop specific industry expertise in the business sectors which it will serve in order to provide individualized financial solutions for its borrowers. The Company believes that its industry expertise in the trucking industry, combined with its ability to be responsive to borrowers and flexible in structuring transactions and product offerings will give it a competitive advantage over more traditional, highly regulated small business lenders. The Company's future borrowers are anticipated to be generally small business operators, most of whom are independent with proven operating experience and a history of generating positive cash flows. The Company will rely primarily upon its assessment of enterprise value, based in part possibly on independent third-party valuations, and historical operating cash flows to make credit determinations, as opposed to relying solely on the value of any collateral.

          The Company faces intense competition in the business of originating and selling loans and leases. Traditional competitors in the financial services business include commercial banks, thrift institutions, diversified finance companies, asset-based lenders, and specialty finance companies. Many of these competitors are substantially larger and have considerably greater financial, technical and marketing resources than the Company. Competition can take many forms, including convenience in obtaining a loan or a lease, customer service, marketing and distribution channels, amount and term of the loan, interest rates charged to borrowers, and credit ratings. In addition, the current level of gains realized by the Company's competitors on the sale of their loans and leases could attract additional competitors into these markets, with the possible effect of lowering gains that may be realized on the Company's future loan and lease sales. The Company believes that its industry expertise, combined with its responsiveness to borrowers, flexibility in structuring transactions and broad product offerings give it a competitive advantage over more traditional, highly regulated small business lenders serving the trucking industry, and that such experience will be beneficial in expanding into other areas of equipment lease and financing transactions.

     ITEM 2.  Properties.

          The Company's leases its executive and administrative offices which are located at 502 North Division Street, Carson, City, Nevada, and 1406 Cantrell Road, Little Rock, Arkansas.
     These offices consist of an aggregate of approximately 3,500 square feet. Both leases have been extended through December 31, 2002. The Company owns no fee interest in any real property.

     ITEM 3.  Legal Proceedings.

     There are no pending legal proceedings involving the Company as a party or involving any of the Company's assets or leased properties.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted for a vote of the security holders during the fourth quarter of fiscal year 2000.

                                  PART  II

     ITEM  5.    Market  for Common  Equity  and  Related  Stockholder
                 Matters.

     There is no established public trading market for the Company's common stock. There are no outstanding options or warrants to purchase the common stock of the Company, or securities convertible into the common stock of the Company. With the exception of 44,800 shares of the Company's common stock, all of the remaining issued and outstanding common stock of the Company are held by persons who would be deemed to be affiliates for purposes of the Securities Act of 1933, as amended (the
      Securities Act ), and for purposes of Rule 144 as promulgated thereunder. As of March 31, 2001, there were approximately 8 holders of record of the Company's common stock.

          The Company has not declared or paid any cash dividends on its common stock and does not intend to declare any dividends in the foreseeable future. Payment of dividends, if any, is within the discretion of the board of directors and would depend upon the Company's earnings, if any, its capital requirements and financial condition, and such other factors as the board of directors may consider from time to time.

          The Company did not sell or otherwise issue any equity securities during the fiscal year ended December 31, 2000.

     ITEM 6.  Selected Financial Data.

     The following sets forth the selected financial data for the fiscal years ended December 31, 2000, December 31, 1999, and December 31, 1998, respectively:

                                 12/31/00     12/31/99      12/31/98
                                 --------     -------       --------


     Revenues                   $4,326,287   $2,894,050     $635,550
     Net Income                   $541,293     $365,618       $8,517
     Earnings per Share            $0.0814      $0.0536      $0.0012
     Cash Dividend per Share         $0.00        $0.00        $0.00
     Total Assets              $10,603,031   $8,201,753   $4,687,816
     Stockholders Equity          $967,428     $426,135      $78,517

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operation .

          The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K. To date, the Company's only activities and sources of operating revenue have been leases of tractor and trailer truck equipment to one affiliated company, Continental Express SD, Inc.

     Results of Operation

          Fiscal year ended December 31, 2000

          Lease income was $4,326,287 for the fiscal year ended December 31, 2000. As of December 31, 2000, the Company had 173 tractors and 142 semi-trailers leased to its customers. Operating expenses (consisting primarily of interest and depreciation) for the fiscal year ended December 31, 2000 were $3,452,765, and operating expenses as a percentage of lease income was 79.8%. Income from operations for the fiscal year ended December 31, 2000 was $873,522. Other income for the fiscal year ended December 31, 2000 was $8,888. Income before income taxes for the fiscal year ended December 31, 2000 was $882,410, with provision for income taxes of $341,117, resulting in net income for the fiscal year ended December 31, 2000 of $541,293.

          Fiscal Year Ended December 31, 1999

          Lease income was $2,894,050 for the fiscal year ended December 31, 1999. As of December 31, 1999, the Company had 133 tractors and 142 semi-trailers leased to its customers. Operating expenses (consisting primarily of interest and depreciation) for the fiscal year ended December 31, 1999 were $2,301,617, and operating expenses as a percentage of lease income was 79.5%. Income from operations for the fiscal year ended December 31, 1999 was $592,433. Other income for the fiscal year ended December 31, 1999 was $2,830. Income before income taxes for the fiscal year ended December 31, 1999 was $595,263, with provision for income taxes of $229,645, resulting in net income for the fiscal year ended December 31, 1999 of $365,618.

          Fiscal Year Ended December 31, 1998

          Lease income was $635,550 for the fiscal year ended December 31, 1998. As of December 31, 1998, the Company had 57 tractors and 60 semi-trailers leased to its customers. Operating expenses (consisting primarily of interest and depreciation) for the fiscal year ended December 31, 1998 were $621,813, and operating expenses as a percentage of lease income was 97.8%. Income from operations for the fiscal year ended December 31, 1998 was $13,737. There was no other income or expense for the fiscal year ended December 31, 1998. Income before income taxes for the fiscal year ended December 31, 1998 was $13,737, with provision for income taxes of $5,220, resulting in net income for the fiscal year ended December 31, 1998 of $8,517.

          The Company anticipates additional leasing activity with Continental Express SD, Inc., through the year 2001. During 2001, the Company will increase its efforts to provide equipment leasing and loan products to other customers in an effort to diversify its revenue stream and the products being offered. However, during the next twelve months, the Company does not anticipate any material change in the sources of its revenue stream.

     Liquidity and Capital Resources

          The Company's current assets and working capital are sufficient to meet its needs for the next twelve months of operation as the Company is currently operating. However, the Company has an ongoing need to finance its lending activities. This need is expected to increase as the volume of the Company's loan and lease originations increase. The Company's primary cash requirements include the funding of (i) loans and leases pending their sale, (ii) fees and expenses incurred in connection with its securitization program, (iii) overcollateralization or reserve account requirements in connection with loans pooled and sold, (iv) interest, fees, and expenses associated with the Company's warehouse credit and repurchase facilities with certain financial institutions, (v) federal and state income tax payments, and (vi) ongoing administrative and other operating expenses. To date, the Company currently has funded these cash requirements by credit facilities granted by Navistar Financial Corporation, Banc One Leasing Corporation, GE Capital Corporation and Fleet Capital Leasing and guaranteed by the Company's affiliate, Continental Express SD, Inc. The Company anticipates that it will rely more heavily on securitizations, whole loan and lease sales, and borrowings as its cash requirements increase.

          The Company has also offered and sold its common stock to fund its operations. In April 1998, the Company issued 7,000,000 shares of common stock for net proceeds of $70,000.

     Inflation

          The impact of inflation is reflected in the increased cost of the Company's operating expenses, excluding depreciation and interest expense. Changes in interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Inflation affects the Company primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation. The Company intends to manage its exposure to inflationary interest rate risks by closely monitoring the difference or spread between the effective rate of interest received by the Company and the rates payable by the Company.

     ITEM 8.  Financial Statements and Supplementary Data.


          The financial statements, including notes thereto, are attached in the Financial Statement Schedules in Item 14 to this Annual Report on Form 10-K.

     ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

                                 PART  III

     ITEM 10.  Directors and Executive Officers of the Registrant.

          The names of the directors and executive officers of the Company, as well as their respective ages and positions with the Company, are as follows:

       Name                     Age        Position
       ----                     ---        --------

       Edward M. Harvey                  President and Chairman of the
                                         Board of Directors
       Todd W. Tiefel                    Secretary, Treasurer and Director
       John P. Flahavin                  Director
       Theodore C. Skokos                Director
       Michael Kelly Woodridge           Director


          Edward M. Harvey has been the President and the Chairman of the Company's Board of Directors since the Company's inception. Prior to founding the Company, Mr. Harvey founded and continues to own and serve as the Chairman of the Board of Harvey Incorporated and several affiliated companies, including Harvey Industries, Inc., Harvey Manufacturing Corporation and Advanced Sawmill Machinery, Inc. (Manufacturing), Continental Express SD, Inc. (Trucking), Preston National Bank (Banking) and Continental Lumber Company and Travis Lumber Company, Inc. (Timber).

          Todd W. Tiefel has served as the Secretary, Treasurer and a Director of the Company since its inception, and has been the Chief Financial Officer of Harvey Incorporated since 1996. Prior thereto and since before 1996, Mr. Tiefel served in different capacities with Baird, Kurtz & Dobson, Certified Public Accountants, most recently as Audit/Tax Supervisor. Mr. Tiefel is a Certified Public Accountant.

          John P. Flahavin has served as a Director of the Company since its inception. Since 1973, Mr. Flahavin has served as the President of John Flahavin & Associates, an apparel manufacturer and representative of designer manufacturers. In addition, during the 1992 to 1995 period, Mr. Flahavin also served as the President of Teri Jon N.Y., a dress and suit manufacturer generating sales volume of approximately $21,000,000.

          Theodore C. Skokos has served as a Director of the Company since its inception. Mr. Skokos is involved with several other businesses, principally in the telecommunications field, and has served since 1991 as the President of Skokos Cellular Communications of Arkansas, Inc., as President of New Hampshire One Cellular Telephone Company, Inc., and as President of Cardiac Concepts, Inc., a medical device company. In addition, Mr. Skokos has been a member of the law firm of Skokos, Bequette & Billingsley, P.A., since before 1996, and served as that firm's President during 1993-1994.

          Michael Kelly Wooldridge has served as a Director of the Company since its inception. Mr. Wooldridge has served as the President of Gibraltar National Insurance Company since 1988.

     Section 16(a) Beneficial Ownership Reporting Obligations

          Under the federal securities laws, directors, executive officers, and persons holding more than 10% of the Company's common stock must report their initial ownership of the common stock and any changes in that ownership to the SEC. The SEC has designated specific due dates for these reports and the Company must identify those persons who did not file these reports when due. Based solely on the Company's review of copies of the reports filed with the SEC and written representations of the directors and executive officers, the Company believes that all persons subject to reporting filed the required reports on time in fiscal year 2000.

     ITEM 11.   Executive Compensation.

          None of the Company's executive officers were compensated for their services in such capacities for the year ended December 31, 2000.

     ITEM  12.   Security Ownership of  Certain Beneficial  Owners and
                 Management.

               The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of the date hereof by (i) each person known by the Company to be the beneficial owner of more than five percent of its Common Stock;
     (ii) each director; (iii) each executive officer of the Company; and (iv) all directors and executive officers as a group. Unless otherwise indicted, each of the following stockholders has sole voting and investment power with respect to the shares beneficially owned, except to the extent that such authority is shared by spouses under applicable law.

                                Amount and
      Name and Address of       Nature of            Percentage of
      Beneficial Owner       Beneficial Ownership   Outstanding Shares
      -------------------    --------------------   ------------------

      Edward M. Harvey(1)(2)       4,855,200            73.01%

      Bonnie P. Harvey(1)(3)       4,855,200            73.01%

      Charles Harvey(1)(4)           350,000             5.26%

      Deborah Harvey(1)(5)           350,000             5.26%

      Jill Pryor(1)(6)               350,000             5.26%

      Darby Boyd(1)(7)               350,000             5.26%

      Mark Guffin(1)(8)              350,000             5.26%

      Diane Miller(1)(9)              44,800              *

      All executive officers       4,855,200            73.01%
      and directors as a
      group (5 persons)

     * Denotes less than one percent (1%) of the outstanding shares.

     (1) CONX Capital Corporation and each of such persons may be reached at 502 North Division Street, Carson City, Nevada, 89703, or 1406 Cantrell Road, Little Rock, Arkansas, 72201.
     (2) Includes 350,000 shares held in the name of his spouse, Bonnie P. Harvey. Edward M. Harvey is the spouse of Bonnie
          P. Harvey and the father of Charles Harvey and Deborah Harvey, and the stepfather of Jill Pryor, Darby Boyd, and Mark Guffin. Mr. Harvey disclaims beneficial ownership over any of the shares held by all such persons.
     (3) Includes 4,505,200 shares held in the name of her spouse, Edward M. Harvey. Bonnie P. Harvey is the spouse of Edward
          M. Harvey and the stepmother of Charles Harvey and Deborah Harvey, and the mother of Jill Pryor, Darby Boyd and Mark Guffin. Mrs. Harvey disclaims beneficial ownership over any of the shares held by all such persons.
     (4)  Charles Harvey is the son of Edward M. Harvey.
     (5)  Deborah Harvey is the daughter of Edward M. Harvey.
     (6)  Jill Pryor is the daughter of Bonnie Harvey.
     (7)  Darby Boyd is the daughter of Bonnie Harvey.
     (8)  Mark Guffin is the son of Bonnie Harvey.
     (9)  Ms.  Miller's address  is 18  Masters Place  Cove, Maumelle,
          Arkansas, 72113.

     ITEM 13.  Certain Relationships and Related Transactions.

          The officers and directors are required to devote only such time to the Company's affairs as is necessary for the effective conduct of the Company's business. Each of the directors and officers have, and may continue to have, occupations and sources of income other than as a director or officer of the Company.

          To date, the Company's lease income has been derived from one affiliated company, Continental Express SD, Inc., and Continental Express SD, Inc. has guaranteed each of the Company's existing credit facilities granted by Navistar Financial Corporation, Banc One Leasing Corporation, Fleet Capital Leasing and GE Capital Corporation. Edward M. Harvey, the president and chairman of the Board of Directors of the Company, owns 67.75% of the issued and outstanding shares of common stock of the Company, and is the president and the controlling and majority shareholder of Continental Express SD, Inc.

          Except as set forth above, there have not been any transactions and currently there are no proposed transactions in which the amount involved exceeds $60,000 in which any director, officer, or 5% shareholder is involved during the fiscal year ended December 31, 2000.

                                  PART  IV

     ITEM 14.   Exhibits, Financial Statements and Reports  on Form 8-
                K:

          (a)(1) Financial Statements - See Index to Financial Statements on Page F-1 of this Annual Report on Form 10-K.

          (a)(2) Financial Statement Schedules included in Part IV of this Annual Report on Form 10-K. All schedules under the accounting regulations of the SEC are not required under the related instructions or are inapplicable and thus, have been omitted.

          (a)(3)    See  Exhibits  below.

          (b) No reports on Form 8-K were filed during the year ended December 31, 2000.

          (c)  Exhibits.
                 3.1*    Certificate of Incorporation  of CONX Capital
                         Corporation.
                 3.2*    Bylaws of CONX Capital Corporation.
                10.1*    CONX   Capital    Corporation   1998    Stock
                         Compensation Plan.
                         __________

                     * Previously filed as an Exhibit to the CONX Capital Corporation Form 10 filed August 3, 2000 (File No. 0-31235).

                                 SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                   CONX Capital Corporation


                                   By:
                                        /s/ Edward M. Harvey
                                        --------------------------
                                        Edward M. Harvey, President

                                        Dated:    April 13, 2001

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and all the dates indicated.



                              /s/ Edward M. Harvey
                              --------------------------------------------
                              Name:  Edward M. Harvey
                              Capacity:   Chairman, Director and President
                              Dated:    April 13, 2001


                              /s/ Todd W. Tiefel
                              --------------------------------------------
                              Name:  Todd W. Tiefel
                              Capacity:  Secretary, Treasurer and Director
                              Dated:    April 13, 2001


                              /s/ John P. Flahavin
                              --------------------------------------------
                              Name:  John P. Flahavin
                              Capacity:  Director
                              Dated:    April 13, 2001

                              /s/ Theodore C. Skokos
                              --------------------------------------------
                              Name:  Theodore C. Skokos
                              Capacity:  Director
                              Dated:    April 13, 2001


                              /s/ Michael Kelly Wooldridge
                              --------------------------------------------
                              Name:  Michael Kelly Wooldridge
                              Capacity:  Director
                              Dated:    April 13, 2001

                                 POWER OF ATTORNEY



           KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below appoints Todd W. Tiefel, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitues, may do or cause to be done by virtue hereof.

                           CONX Capital Corporation

                 Accountants' Report and Financial Statements

                       December 31, 2000, 1999 and 1998

                               CONX CAPITAL CORPORATION


                           DECEMBER 31, 2000, 1999 and 1998


                                  TABLE OF CONTENTS
                                  -----------------

                                                                    Page
                                                                    ----

     INDEPENDENT ACCOUNTANTS' REPORT . . . . . . . . . . . . . . .   F-1


     FINANCIAL STATEMENTS
        Balance Sheets . . . . . . . . . . . . . . . . . . . . . .   F-2
        Statements of Income . . . . . . . . . . . . . . . . . . .   F-3
        Statements of Changes in Stockholders' Equity  . . . . . .   F-4
        Statements of Cash Flows . . . . . . . . . . . . . . . . .   F-5
        Notes to Financial Statements  . . . . . . . . . . . . . .   F-6

                         Independent Accountants' Report
                         -------------------------------



     Board of Directors
     CONX Capital Corporation
     Little Rock, Arkansas


        We have audited the accompanying balance sheets of CONX CAPITAL CORPORATION as of December 31, 2000 and 1999, and the related statements of income, changes in stockholders' equity and cash flows for each of the years ended December 31, 2000 and 1999, and the period April 21, 1998 through December 31, 1998. These financial statements
     are   the   responsibility   of  the   Company s   management.     Our
     responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial
     statements  are free  of  material misstatement.    An audit  includes
     examining,  on  a  test basis,  evidence  supporting  the amounts  and
     disclosures  in the  financial  statements.   An  audit also  includes
     assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial
     statement  presentation.    We  believe  that  our  audits  provide  a
     reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CONX CAPITAL CORPORATION as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years ended December 31, 2000 and 1999, and the period April 21, 1998 through December 31, 1998, in conformity with generally accepted accounting principles.


     Baird, Kurtz and Dobson

     /s/ Baird, Kurtz and Dobson

     Little Rock, Arkansas
     February 22, 2001

                            CONX CAPITAL CORPORATION

                                 BALANCE SHEETS

                           DECEMBER 31, 2000 and 1999


                                     ASSETS
                                     ------


                                                  2000        1999
                                                 ------      ------

     Cash                                    $    227,948  $    97,203

     Accounts receivable - affiliated company      97,478       37,006

     Note receivable - affiliated company         125,000      175,565

     Equipment, at cost, net of accumulated
     depreciation                              10,152,605    7,891,979
                                               ----------   ----------
                                             $ 10,603,031  $ 8,201,753
                                              ===========  ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

     LIABILITIES

       Accounts payable - affiliated
         company                             $             $   18,000
       Accrued expenses                           27,968       86,768
       Long-term debt                          9,031,653    7,435,985
       Deferred income taxes                     575,982      234,865
                                               ---------   ----------

          TOTAL LIABILITIES                    9,635,603    7,775,618
                                               ---------    ---------

     STOCKHOLDERS  EQUITY
      Common stock, $.01 par value,
        authorized and issued 7,000,000           70,000       70,000
      Retained earnings                          915,428      374,135
                                              ----------    ---------
                                                 985,428      444,135

      Treasury stock, at cost,
        350,000 shares                           (18,000)     (18,000)
                                              -----------  ----------
                                                 967,428      426,135
                                              -----------  ----------
                                             $10,603,031  $ 8,201,753
                                              ==========   ==========

     See Notes to Financial Statements

                            CONX CAPITAL CORPORATION


                              STATEMENTS OF INCOME


                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
             AND THE PERIOD APRIL 21, 1998 THROUGH DECEMBER 31, 1998


                                       2000         1999         1998
                                       ----         ----         ----

     LEASE INCOME                 $ 4,326,287   $ 2,894,050   $  635,550
                                   ----------    ----------    ---------


     OPERATING EXPENSES

      Management fees                  60,000        60,000
      Depreciation                  2,585,711     1,662,136      408,196
      Professional fees                31,406         7,894       36,788
      Directors fees                   20,000        20,000       15,000
      Rent                              6,000         6,000
      Taxes and licenses               11,815         4,385
      Other                             1,962         1,387          102
      Interest expense                735,871       539,815      161,727
                                    ---------      --------    ---------
                                    3,452,765     2,301,617      621,813
                                    ---------     ---------      -------

     INCOME FROM OPERATIONS           873,522       592,433       13,737

     OTHER INCOME (EXPENSES)
      Interest income                   8,888         2,830
                                     --------     ---------     ---------
     INCOME BEFORE INCOME TAXES       882,410       595,263        13,737

     PROVISION FOR INCOME TAXES       341,117       229,645         5,220
                                    ---------     ---------     ---------
     NET INCOME                    $  541,293   $   365,618    $    8,517
                                    =========    ==========     =========
     EARNINGS PER SHARE
       Net income                   $ 541,293   $   365,618    $    8,517


       Weighted average shares
         of common stock            6,650,000     6,825,000     6,825,000


       Basic earnings per share    $   0.0814   $    0.0536    $   0.0012
                                    =========    ==========     =========


     See Notes to Financial Statements

                            CONX CAPITAL CORPORATION



                  STATEMENTS OF CHANGES IN STOCKHOLDERS  EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
             AND THE PERIOD APRIL 21, 1998 THROUGH DECEMBER 31, 1998


                                 Common   Retained  Treasury
                                  Stock   Earnings   Stock     Total
                                 ------   --------   -----     -----


     BALANCE, APRIL 21, 1998    $         $         $         $


      Issuance of common stock    70,000                        70,000

      Net income                             8,517               8,517
                                 -------   -------    -------   ------

     BALANCE, DECEMBER 31, 1998   70,000     8,517              78,517

      Purchase of treasury
        stock                                         (18,000)  (18,000)


      Net income                           365,618              365,618
                                 -------  --------   --------  --------

     BALANCE, DECEMBER 31, 1999   70,000   374,135   (18,000)   426,135

      Net income                           541,293              541,293


     BALANCE, DECEMBER 31,
       2000                     $ 70,000 $ 915,428 $ (18,000) $ 967,428
                                 =======  ========  ========   ========


     See Notes to Financial Statements

                            CONX CAPITAL CORPORATION


                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
             AND THE PERIOD APRIL 21, 1998 THROUGH DECEMBER 31, 1998

                                       2000          1999         1998
                                       ----          ----         ----

     CASH FLOWS FROM OPERATING
      ACTIVITIES



       Net income                 $   541,293   $   365,618  $     8,517
       Items not requiring cash:
         Depreciation               2,585,711     1,662,136      408,196
         Deferred income taxes        341,117       229,645        5,220

       Changes in:
         Accounts receivable          (60,472)      (37,006)
         Accounts payable and
           accrued expenses           (76,800)       61,674       43,094
                                    ---------     ---------     --------
             Net cash provided by
               operating activites  3,330,849     2,282,067      465,027
                                    ---------     ---------     --------

     CASH FLOWS FROM INVESTING
      ACTIVITIES

       Purchase of property and
         equipment                 (4,846,336)   (4,951,308)  (5,011,033)
       Issuance of note receivable   (125,000)     (175,565)
       Collection of note
         receivable                   175,565
                                    ---------     ---------    ---------
           Net cash used in
            investing activities   (4,795,771)   (5,126,873)  (5,011,033)
                                   -----------   -----------  -----------

     CASH FLOWS FROM FINANCING
      ACTIVITIES

       Purchase of treasury stock                   (18,000)
       Issuance of common stock                                  70,000
       Proceeds from issuance of
         long-term debt             4,846,336     4,951,308   5,011,033
       Payments on long-term
         debt                      (3,250,669)   (2,076,308)   (450,018)
                                   ----------    ----------   ---------
           Net cash provided by
             financing activities   1,595,667     2,857,000    4,631,015
                                   ----------     ---------    ---------

     NET INCREASE IN CASH             130,745        12,194       85,009


     CASH, BEGINNING OF PERIOD         97,203        85,009
                                    ---------     ---------    ---------

     CASH, END OF PERIOD           $  227,948   $    97,203  $    85,009
                                    =========    ==========   ==========


     See Notes to Financial Statements

                            CONX CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999




     NOTE 1:  NATURE OF  OPERATIONS AND  SUMMARY OF  SIGNIFICANT ACCOUNTING
              POLICIES


     Nature of Operations
     --------------------

        CONX Capital Corporation, a Delaware Corporation, is a specialty commercial finance company engaged in the business of originating and securing loans and equipment leases to smaller businesses, with a primary initial focus on regional trucking companies. The Company was organized in April 1998 with its headquarters located in Carson City, Nevada. The Company originates loans and leases through marketing offices located in Carson City, Nevada, and Little Rock, Arkansas. For the years ended December 31, 2000 and 1999 and the period ended December 31, 1998, all lease income was derived from one affiliated company.


     Revenue Recognition
     -------------------

        The Company recognizes operating lease income on the straight-line basis over the life of the operating leases. These operating leases contain provisions for service charges on late payments equal to 2% of the lease payment or, if less, the highest rate allowed by Nevada law. The leases also contain excess mileage charges in the amount of five cents per mile for miles in excess of 150,000 miles determined on an annual basis. Initial direct costs are expensed over the life of the corresponding lease in proportion to the recognition of lease income.

        At December 31, 2000, the approximate future minimum lease incomes under these operating leases are as follows:

           2000                                                $ 1,747,375
           2001                                                    455,000
                                                                 ---------
                                                               $ 2,202,375
                                                                ==========

     Operating Leases
     ----------------


        The Company leases equipment under noncancellable operating leases. These leases expire in various years through 2001 and convert to a month to month basis if the Company does not receive notice of termination. These leases require the lessee to pay all executory costs (property taxes, maintenance and insurance). Rental income under these operating leases was $4,326,287, $2,894,050 and $635,550 for the years ended December 31, 2000 and 1999 and the period ended December 31, 1998, respectively.

                            CONX CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999




     NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Equipment under operating leases consists of the following at December 31, 2000 and 1999:


                                                      2000          1999
                                                      ----          ----

       Tractors                                  $ 12,342,754   $ 7,496,417
       Trailers                                     2,465,895     2,465,894
                                                   ----------     ---------
                                                   14,808,649     9,962,311
       Less accumulated depreciation                4,656,044     2,070,332
                                                   ----------     ---------
                                                 $ 10,152,605   $ 7,891,979
                                                  ===========    ==========

     Use of Estimates
     ----------------

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


     Equipment
     ---------

        Equipment is  depreciated over  the estimated  useful life  of each
     asset.   Annual  depreciation  is  computed  using  the  straight-line method.  Estimated useful lives are as follows:

         Tractors                                             5 years
         Trailers                                            10 years

     Income Taxes
     ------------

        Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.

                            CONX CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999




     NOTE 2:  LONG-TERM DEBT


                                                      2000        1999
                                                      ----        ----

        Notes payable - Navistar Financial
          Corporation (A)                       $ 6,334,717   $ 5,328,485
        Note payable - Banc One Leasing
          Corporation (B)                         1,058,067     1,517,368
        Note payable - Fleet Capital
          Leasing (C)                               452,776       590,132
        Note payable -  GE Capital                1,186,093
                                                  ---------    ----------

                                                $ 9,031,653  $  7,435,985
                                                 ==========   ===========



        Aggregate annual maturities of long-term debt at December 31, 2000:

        2001                                    $ 3,730,799
        2002                                      3,407,795
        2003                                      1,558,556
        2004                                        334,503
                                                 ----------

                                                $ 9,031,653
                                                 ==========

    (A) Due in monthly installments through 2004 ranging from $2,253 to $53,693; including interest from 6.5% to 7.4%; secured by trucks and trailers. Notes are guaranteed by Continental Express SD, Inc. (See Note 3)

    (B)  Due  October 30, 2003; payable $14,892 monthly, including interest
         at   7.83%;   secured   by  trailers.    Note  is  guaranteed   by
         Continental Express SD, Inc. (See Note 3)


    (C)  Due January 28,  2003; payable $45,367 monthly, including interest
         at 6.5%; secured  by tractors  and trailers.   Note is  guaranteed
         by Continental Express SD, Inc. (See Note 3)


    (D)  Due January 12, 2004, payable $36,421 monthly,  including interest
         at  8.26%,   secured   by   tractors.    Note  is  guaranteed   by
         Continental Express SD, Inc.  (See Note 3)

                            CONX CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999




     NOTE 3:  RELATED PARTY TRANSACTIONS

        The Company leases all of its equipment to Continental Express SD, Inc., an affiliated company, which has common ownership with the Company. The lessor is required to pay all executory costs (maintenance and insurance). The Company uses the management and office supplies of Harvey, Inc., an affiliated Company, which is owned by a stockholder. The Company paid Harvey, Inc. $60,000 during 2000 and 1999 for management fees.

        At December 31, 1999, the Company had a receivable from Continental Express SD, Inc. in the amount of $175,565. At December 31, 2000 the Company had a receivable from Harvey, Inc. in the amount of $125,000.

        At December 31, 2000, the approximate future minimum lease income under these operating leases are as follows:

          2000                                                $ 1,747,375
          2001                                                    455,000
                                                               ----------
                                                              $ 2,202,375
                                                               ==========


     NOTE 4:  INCOME TAXES

        The provision for income taxes includes these components:

                                        2000         1999       1998
                                        ----         ----       ----

         Taxes currently payable     $           $           $
         Deferred income taxes         341,117     229,645      5,220
                                       -------     -------    -------
                                     $ 341,117   $ 229,645     $5,220
                                       =======     =======    =======

                            CONX CAPITAL CORPORATION


                          NOTES TO FINANCIAL STATEMENTS


                           DECEMBER 31, 2000 AND 1999




     NOTE 4:  INCOME TAXES (Continued)

        A reconciliation of income tax expense at the statutory rate to the Company s actual income tax expense is shown below:

                                       2000       1999        1998
                                       ----       ----        ----

     Computed at the statutory
       rate (34%)                   $ 300,019    $ 202,389   $  4,670

      Increase resulting from:
        State income taxes - net
          of federal tax benefit       41,098       27,256        550
                                      -------      -------     ------

      Actual tax provision          $ 341,117    $ 229,645    $ 5,220
                                     ========     ========     ======

        The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:


                                       2000          1999         1998
                                       ----          ----         ----
     Deferred tax assets:

       Net operating loss
         carryforwards (expiring
           2020)                   $   438,189    $  276,864   $ 172,937


     Deferred tax liabilities:
       Accumulated depreciation     (1,014,171)     (511,729)   (178,157)
                                    ----------      --------    --------

     Net deferred tax liability    $  (575,982)   $ (234,865)   $  5,220
                                    ==========     =========     =======

                            CONX CAPITAL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999




     NOTE 5:  EQUIPMENT

        Equipment consists of the following at December 31, 2000 and 1999:

                                                  2000          1999
                                                  ----          ----
        Tractors                             $ 12,342,754   $ 7,496,417
        Trailers                                2,465,895     2,465,894
                                               ----------     ---------
                                               14,808,649     9,962,311
        Less accumulated depreciation           4,656,044     2,070,332
                                               ----------     ---------

                                             $ 10,152,605   $ 7,891,979
                                              ===========   ===========


     NOTE 6:  ADDITIONAL CASH FLOW
        INFORMATION


                                       2000          1999         1998
                                       ----          ----         ----

      Interest paid                $  735,871     $  539,815   $  161,727
                                    =========      =========    =========