Form 10-Q
period 2001-03-31
CONX CAPITAL CORP
filed 2001-05-15
CIK 1119803

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                 FORM 10-Q


      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

               For the Quarterly Period Ended March 31, 2001

       [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                 SECURITIES
                            EXCHANGE ACT OF 1934

               For the transition period from _____ to _____


                        Commission File No. 0-31235

                          CONX CAPITAL CORPORATION
                      --------------------------------
           (Exact name of registrant as specified in its charter)

          NEVADA                                             62-1736894
          ------                                             ----------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                    Identification Number)

     502 N. DIVISION STREET, CARSON CITY, NV                   89703
     ---------------------------------------                   -----
     (Address of principal executive offices)               (Zip Code)

                                  (702) 886-0713
                                  --------------
            (Registrant's telephone number, including area code)


     Indicate by  check mark whether the  registrant (1) has filed  all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                             --    --

     As of March 31, 2001, the Registrant had 6,650,000 shares of Common Stock, $.01 par value per share, outstanding.

                      PART  I - FINANCIAL INFORMATION



     ITEM 1.   Financial Statements


          This quarterly report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements should be read in conjunction with the cautionary statements and other important factors included in this Form 10-Q as well as in other filings made by the Company with the Securities and Exchange Commission ("SEC") . These forward-looking statements are subject to a number of risks and uncertainties, which could cause the Company's actual results to differ materially from those anticipated in such statements and include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Factors which could cause such results to differ include the Company's limited operating history, the Company's dependence on the operations of an affiliated party, reliance upon third party financing, the need for additional financing and other factors discussed in the Company's filings with the SEC, including the Risk Factors set forth in the Company's Form 10 dated January 16, 2001. Such forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions.

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

                         CONX Capital Corporation

               Accountants' Report and Financial Statements

                   March 31, 2001 and December 31, 2000

                               CONX CAPITAL CORPORATION

                         MARCH 31, 2001 AND DECEMBER 31, 2000


                                  TABLE OF CONTENTS
                                  -----------------

                                                                   Page
                                                                   ----

      INDEPENDENT ACCOUNTANTS' REPORT . . . . . . . . . . . . . .    4

      FINANCIAL STATEMENTS
        Balance Sheets  . . . . . . . . . . . . . . . . . . . . .    5
        Statements of Income  . . . . . . . . . . . . . . . . . .    6
        Statements of Changes in Stockholders  Equity   . . . . .    7
        Statements of Cash Flows  . . . . . . . . . . . . . . . .    8
        Notes to Financial Statements   . . . . . . . . . . . . .    9

                       Independent Accountants'  Report
                       --------------------------------



      Board of Directors
      CONX Capital Corporation
      Little Rock, Arkansas


        We have reviewed the condensed balance sheet of CONX CAPITAL CORPORATION as of March 31, 2001 and the related condensed statement of income for the three-month periods ended March 31, 2001 and 2000 and the condensed statements of changes in stockholders equity and cash flows for the periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

        We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

        We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000 and the related statements of income, statements of changes in stockholders equity, and cash flows for the year then ended and in our report dated February 22, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed financial statements as of December 31, 2000 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                    BAIRD, KURTZ & DOBSON


      /s/ Baird, Kurtz & Dobson

      Little Rock, Arkansas
      May 3, 2001

                          CONX CAPITAL CORPORATION


                               BALANCE SHEETS


                    MARCH 31, 2001 AND DECEMBER 31, 2000


                                   ASSETS
                                   ------


                                                  March 31,
                                                    2001      December 31,
                                                 (Unaudited)     2000
                                                  ---------    ---------



      Cash                                     $    112,426  $    227,948
      Accounts receivable - affiliated company       96,912        97,478
      Note receivable - affiliated company          341,051       125,000
      Equipment, at cost, net of accumulated
       depreciation                               9,473,820    10,152,605
                                                  ---------    ----------
                                               $ 10,024,209  $ 10,603,031
                                                ===========   ===========


                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

      LIABILITIES
       Accrued expenses                        $     32,448  $     27,968
       Long-term debt                             8,156,199     9,031,653
       Deferred income taxes                        690,840       575,982
                                                 ----------   -----------

         TOTAL LIABILITIES                        8,879,487     9,635,603
                                                  ---------   -----------

      STOCKHOLDERS' EQUITY
       Common stock, $.01 par value,                 70,000        70,000
         authorized and issued
         7,000,000 shares
       Retained earnings                          1,092,722       915,428
                                                 ----------   -----------
                                                  1,162,722       985,428
       Treasury stock, at cost, 350,000 shares      (18,000)      (18,000)
                                                 ----------   -----------
                                                  1,144,722       967,428
                                                 ----------   ----------
                                               $ 10,024,209  $ 10,603,031
                                                ===========   ===========


      See Notes to Condensed Financial Statements and Accountants' Review Report

                          CONX CAPITAL CORPORATION

                            STATEMENTS OF INCOME

             FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                           Three Months Ended March 31,
                                           ----------------------------
                                                 2001        2000
                                                 ----        ----
                                                   (Unaudited)


      LEASE INCOME                          $  1,152,600  $  943,568
                                              ----------   ---------


      OPERATING EXPENSES
       Management fees                            15,000      15,000
       Depreciation                              678,785     564,348
       Interest expense                          154,330     162,452
       Professional fees                           9,000       9,585
       Directors fees                              5,000       5,000

       Rent                                        1,500
       Taxes and licenses                          3,705       7,200
       Other                                          13         300
                                               ---------   ---------
                                                 867,333     763,885
                                               ---------   ---------

      INCOME FROM OPERATIONS                     285,267     179,683

      OTHER INCOME                                 6,885       2,411
                                                --------   ---------
      INCOME BEFORE INCOME TAXES                 292,152     182,094

      PROVISION FOR INCOME TAXES                 114,858      69,724
                                               ---------   ---------
      NET INCOME                            $    177,294  $  112,370
                                               =========   =========

      EARNINGS PER SHARE

       Basic earnings per share             $     0.0266  $   0.0169
                                               =========   =========



      See Notes to Condensed Financial Statements and Accountants' Review Report

                          CONX CAPITAL CORPORATION


                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


             FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000



                                  Common     Retained     Treasury
                                   Stock     Earnings       Stock      Total
                                  ------     --------     -------      -----


    BALANCE, DECEMBER 31, 1999  $  70,000  $   374,135  $ (18,000) $   426,135

      Net income (unaudited)                   112,370                 112,370
                                 --------    ---------   --------     --------
    BALANCE, MARCH 31, 2000        70,000      486,505    (18,000)     538,505

      Net income                               428,923                 428,923
                                 --------    ---------   ---------    --------
    BALANCE, DECEMBER 31, 2000     70,000      915,428    (18,000)     967,428


      Net income (unaudited)                   177,294                 177,294
                                 --------    ---------                --------

    BALANCE, MARCH 31, 2001    $   70,000  $ 1,092,722  $ (18,000) $ 1,144,722
       (UNAUDITED)               ========    =========   =========   =========









      See Notes to Condensed Financial Statements and Accountants' Review Report

                          CONX CAPITAL CORPORATION


                          STATEMENTS OF CASH FLOWS


             FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000



                                               March 31,     March 31,
                                                  2001         2000
                                               (Unaudited)  (Unaudited)
                                               ----------    ---------

      CASH FLOWS FROM OPERATING ACTIVITIES

        Net Income                           $   177,294   $   112,370

        Items not requiring cash:
          Depreciation                           678,785       564,348
          Deferred income taxes                  114,858        69,724

        Changes in:
          Accounts receivable                        566      (112,887)
          Prepaid expenses                            -          (5,000)
          Accounts payable and accrued
            expenses                               4,480        (2,070)
                                                --------       --------
            Net cash provided by operating
              activities                         975,983       626,485
                                                --------       -------

        CASH FLOWS FROM INVESTING ACTIVITIES

          Purchase of property and equipment          -     (2,972,394)
          Increase in note receivable            (216,051)         -
          Collections on note receivable              -        175,565
                                                ---------    ---------
            Net cash used in investing
              activities                         (216,051)  (2,796,829)
                                                ---------    ---------

        CASH FLOWS FROM FINANCING ACTIVITIES

          Proceeds from issuance of long-term
            debt                                      -      2,972,394
          Payments on long-term debt             (875,454)    (692,762)
                                                ---------    ---------
              Net cash provided by (used in)
                financing activities             (875,454)   2,279,632
                                                ---------    ---------


        INCREASE (DECREASE) IN CASH              (115,522)     109,288


        CASH, BEGINNING OF PERIOD                 227,948       97,203
                                                ---------    ---------

        CASH, END OF PERIOD                    $  112,426  $   206,491
                                                =========    =========





      See Notes to Condensed Financial Statements and Accountants' Review Report

                          CONX CAPITAL CORPORATION


                        NOTES TO FINANCIAL STATEMENTS


                    MARCH 31, 2001 AND DECEMBER 31, 2000





      NOTE 1:  NATURE   OF  OPERATIONS   AND  SUMMARY   OF  SIGNIFICANT
               ACCOUNTING POLICIES


      Nature of Operations
      --------------------

        CONX Capital Corporation, a Delaware Corporation, is a specialty commercial finance company engaged in the business of originating and securing loans and equipment leases to smaller businesses, with a primary initial focus on regional trucking companies. The Company was organized in April 1998 with its headquarters located in Carson City, Nevada. The Company originates loans and leases through marketing offices located in Carson City, Nevada, and Little Rock, Arkansas. For the three months ended March 31, 2001 and the year December 31, 2000, all lease income was derived from one affiliated company. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.


      Accounting Policies
      -------------------

        All adjustments made to the unaudited financial statements were of a normal recurring nature. In the opinion of management, all adjustments necessary for a fair presentation of the results of interim periods have been made. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

        Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10 filed with the Securities and Exchange Commission.

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



      See Accountants' Review Report

                          CONX CAPITAL CORPORATION

                        NOTES TO FINANCIAL STATEMENTS

                    MARCH 31, 2001 AND DECEMBER 31, 2000




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

        At March 31, 2001, the approximate future minimum lease income under these operating leases are as follows:

                                                               (Unaudited)
                                                                ---------

           2001                                                $5,053,794
           2002                                                 1,804,805
           2003                                                   161,255
                                                                ---------
                                                               $7,019,854
                                                                =========



      See Accountants' Review Report

                          CONX CAPITAL CORPORATION


                        NOTES TO FINANCIAL STATEMENTS


                    MARCH 31, 2001 AND DECEMBER 31, 2000





      NOTE 1:  NATURE   OF  OPERATIONS   AND  SUMMARY   OF  SIGNIFICANT
               ACCOUNTING POLICIES (Continued)


      Operating Leases
      ----------------

         The Company leases equipment under noncancellable operating leases. These leases expire in various years through 2002 and convert to a month to month basis if the Company does not receive notice of termination. These leases require the lessee to pay all executory costs (property taxes, maintenance and insurance). Rental income under these operating leases was $1,152,600 and $4,326,287 for the three months and year ended March 31, 2001 and December 31, 2000, respectively.

         Equipment under operating leases consists of the following at March 31, 2001 and December 31, 2000:

                                                   2001
                                                (Unaudited)      2000
                                                 ---------       ----

         Tractors                              $ 12,342,754  $ 12,342,754
         Trailers                                 2,465,895     2,465,895
                                                 ----------    ----------
                                                 14,808,649    14,808,649
         Less accumulated depreciation            5,334,829     4,656,044
                                                 ----------    ----------
                                                $ 9,473,820  $ 10,152,605
                                                 ==========   ===========

      NOTE 2:  LONG-TERM DEBT


                                                           (Unaudited)
                                                            ---------

         Note payable - Navistar Financial Corp. (A)      $ 5,693,426
         Note payable - Banc One Leasing Corp. (B)            933,213
         Note payable - Fleet Capital Leasing (C)             428,823
         Note payable - GE Capital Corp. (D)                1,100,737
                                                            ---------
                                                          $ 8,156,199
                                                            =========




      See Accountants' Review Report

                          CONX CAPITAL CORPORATION


                        NOTES TO FINANCIAL STATEMENTS


                    MARCH 31, 2001 AND DECEMBER 31, 2000




      NOTE 2: LONG-TERM DEBT (Continued)

        Aggregate annual maturities of long-term debt at March 31, 2001:

         2001                                              $ 2,855,394
         2002                                                3,407,783
         2003                                                1,558,569
         2004                                                  334,453
                                                             ---------
                                                           $ 8,156,199
                                                             =========

     (A) Due in monthly installments through 2003 ranging from $2,253 to $53,693; including interest from 6.5% to 7.4%; secured by trucks and trailers. Notes are guaranteed by Continental Express SD, Inc. (See Note 3)


     (B) Due October 30, 2003; payable $14,892 monthly, including interest at 7.83%; secured by trailers. Note is guaranteed by Continental Express SD, Inc. (see Note 3)

     (C) Due January 28, 2003; payable $45,367 monthly, including interest at 6.5%; secured by tractors and trailers. Note is guaranteed by Continental Express SD, Inc. (see Note 3)


     (D) Due January 13, 2004; payable $36,421 monthly, including interest at 8.26%; secured by trucks. Note is guaranteed by Continental Express SD, Inc. (see Note 3)

      NOTE 3:  RELATED PARTY TRANSACTIONS


        The Company leases all of its equipment to Continental Express SD, Inc., an affiliated company, which has common ownership with the Company. The lessor is required to pay all executory costs (maintenance and insurance). The Company uses the management and office supplies of Eagle Services, Inc., an affiliated Company, which is owned by the Company's principal stockholder. The Company paid Eagle Services, Inc. $15,000 during the three months ended March 31, 2001 and March 31, 2000.

        The Company had a note receivable from Harvey Manufacturing Corporation in the amount of $341,051 and $125,000 at March 31, 2001 and December 31, 2000, respectively.


      See Accountants' Review Report

                          CONX CAPITAL CORPORATION


                        NOTES TO FINANCIAL STATEMENTS


                    MARCH 31, 2001 AND DECEMBER 31, 2000




      NOTE 3: RELATED PARTY TRANSACTIONS (Continued)


        At March 31, 2001, the approximate future minimum lease income under these operating leases are as follows:

                                                          (Unaudited)
                                                          -----------

         2001                                            $ 5,053,794
         2002                                              1,804,805
         2003                                                161,255
                                                           ---------
                                                         $ 7,019,854
                                                           =========



      NOTE 4: INCOME TAXES


        The provision for income taxes includes these components:

                                                 2001     March 31, 2000
                                             (Unaudited)    (Unaudited)
                                              ---------      ---------

             Taxes currently payable         $      -     $      -
             Deferred income taxes              114,858      69,724
                                                -------     -------

                                             $  114,858   $  69,724
                                                =======     =======

        A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

                                                 2001     March 31, 2000
                                             (Unaudited)    (Unaudited)
                                              ---------      ---------

             Computed at the statutory rate
               (34%)                         $  112,829    $  61,912

             Increase resulting from:
               State income taxes - net of
                 federal tax benefit              2,029        7,812
                                                -------      -------
                Actual tax provision         $  114,858    $  69,724
                                                =======       ======


      See Accountants' Review Report

                          CONX CAPITAL CORPORATION

                        NOTES TO FINANCIAL STATEMENTS

                    MARCH 31, 2001 AND DECEMBER 31, 2000





      NOTE 4: INCOME TAXES (Continued)

        The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

                                                 2001     March 31, 2000
                                             (Unaudited)   (Unaudited)
                                              ---------     ---------
           Deferred tax assets:
           Net operating loss carryforwards
           (expiring 2020)                   $  438,316   $  319,386

           Deferred tax liabilities:
             Accumulated depreciation        (1,129,156)    (623,975)
                                              ---------      -------

           Net deferred tax liability        $ (690,840)  $ (304,589)
                                              =========    =========

      NOTE 5: EQUIPMENT


        Equipment consists of the following at March 31, 2001 and December 31, 2000:

                                                  2001
                                              (Unaudited)      2000
                                               ---------       ----
             Tractors                      $ 12,342,754    $ 12,342,754
             Trailers                         2,465,895       2,465,895
                                             ----------      ----------
                                             14,808,649      14,808,649
             Less accumulated depreciation    5,334,829       4,656,044
                                             ----------      ----------

                                           $  9,473,820    $ 10,152,605
                                             ==========      ==========


      NOTE 6: ADDITIONAL CASH FLOW INFORMATION


                                                  2001      March 31, 2000
                                              (Unaudited)    (Unaudited)
                                               ---------      ---------


             Interest paid                  $   154,330    $   162,452
                                              =========      =========

      See Accountants' Review Report

     ITEM  2.    Management's   Discussion  and  Analysis  of  Financial
                 Condition and Results of Operation


          The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this Quarterly Report on Form 10-
     Q. To date, the Company's only activities and sources of operating revenue have been leases of tractor and trailer truck equipment to one affiliated company, Continental Express SD, Inc.

     Results of Operation

          Period ended March 31, 2001:

          Lease income was $1,152,600 for the quarter ended March 31, 2001, as compared to $943,568 for the same period in 2000, an increase of $209,032 or 18.1 %. As of March 31, 2001, the Company had 173 tractors and 142 semi-trailers leased to its customers. For the same period in 2000, the Company had 148 tractors and 142 semi-trailers leased to its customers. Operating expenses (consisting primarily of interest and depreciation) for the period ended March 31, 2001 were $867,333, and operating expenses as a percentage of lease income were 75.3%. For the same period in 2000, operating expenses were $763,885, an increase of $103,448 or 11.9% Operating expenses as a percentage of lease income were 81.0% for the first quarter of 2000. Income from operations for the quarter ended March 31, 2001 was $285,267, as compared to $179,683 for the first quarter of 2000, resulting in an increase of $105,584 or 37.0% in 2001 over 2000. Other income for the period ended March 31, 2001 was $6,885 as compared to $2,411 for the first quarter of 2000. Income before income taxes for the period ended March 31, 2001 was $292,152, with provision for income taxes of $114,858, resulting in net income for the period March 31, 2001 of $177,294. For the period ending March 31, 2000, income before income taxes was $182,094, with a provision for taxes of $69,724, resulting in net income for the period of $112,370. As a result, income before income taxes increased $110,058 or 37.7% and net income increased $64,924 or 36.6% for the first quarter of 2001 over the same period in 2000.

          The Company anticipates additional leasing activity with Continental Express SD, Inc., through the remainder of 2001. The Company is increasing its efforts to provide equipment leasing and loan products to other customers in an effort to diversify its revenue stream and the products being offered. However, during the next twelve months, the Company does not anticipate any material change in the sources of its revenue stream.


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


     ITEM  3.   Quantitative and  Qualitative Disclosures  About Market
                Risk


          Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. The Company handles market risks in accordance with its established policies; however, the Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company does not have financial instruments to manage and reduce the impact of changes in interest rates at March 31, 2001 and December 31, 2000. The Company held various financial instruments at March 31, 2001 and 2000, consisting of financial assets and liabilities reported in the Company's Balance Sheets. (For additional information regarding these financial instruments, refer to Note 2 to the Company's financial statements.)

          Interest Rate Risk - The Company is subject to interest rate risk by financing operations through the issuance of certain long-term Notes issued to various lenders. The fair market value of long-term, fixed-interest rate debt is subject to interest rate risk. Generally, the fair value of fixed-interest rate debt will increase as interest rates fall and will decrease as interest rates rise.

          Foreign-Exchange  Rate Risk  - The  Company currently  has no
     exposure  to  foreign-exchange  rate   risk  because  all  of  its
     financial instruments are denominated in U.S. dollars.

          Commodity  Price  Risk  -  The   Company  has  no   financial
     instruments subject to commodity price risk.

          Equity Security Price Risk - The Company has no financial instruments subject to equity security price risk.

                        PART II -- OTHER INFORMATION

     ITEM 1.  Legal Proceedings


     There are no legal proceedings involving the Company as a party or involving any of the Company's assets or leased properties.


     ITEM 2.  Changes in Securities


     None of the rights of the holders of any of the Company's securities were materially modified during the period covered by this report. In addition, no class of securities of the Company was issued or modified which materially limited or qualified any class of its registered securities.


     ITEM 3. Defaults Upon Senior Securities


     During the period covered by this report there was no material default in the payment of any principal, interest, sinking or purchase fund installment, or any other material default not cured within 30 days with respect to any indebtedness of the Company.


     ITEM 4.  Submission of Matters to a Vote of Security Holders


     There were no matters submitted to a vote of security holders.


     ITEM 5.  Other Information


     None

     ITEM 6. (a)   Exhibits and Reports on Form 10-Q


     No exhibits or reports are being filed with this Form 10-Q.

          (b)  Reports on Form 8-K

     No reports were filed for the period covered by this report.

                                 SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                CONX Capital Corporation


                                 By:  /s/ Edward M. Harvey
                                     ----------------------------------------
                                     Edward M. Harvey, Chairman, Director and
                                     President (Principal Executive Officer)

                                     Dated:    May 15, 2001

                                 By:  /s/ Todd W. Tiefel
                                     ---------------------------------------
                                     Todd W. Tiefel, Secretary, Treasurer
                                     and Director (Principal Financial and
                                     Accounting Officer)

                                     Dated:    May 15, 2001