Form 10-Q
period 2001-06-30
CONX CAPITAL CORP
filed 2001-08-13
CIK 1119803

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                For the Quarterly Period Ended June 30, 2001

       [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                 SECURITIES
                            EXCHANGE ACT OF 1934

               For the transition period from        to
                                              ------    ------

                        Commission File No. 0-31235

                          CONX CAPITAL CORPORATION
                           ----------------------
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

                               (702) 886-0713
                                -------------
            (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                            ---    ---

     As of June 30, 2001, the Registrant had 6,650,000 shares of Common Stock, $.01 par value per share, outstanding.

                      PART  I - FINANCIAL INFORMATION


     ITEM 1.   Financial Statements

          This quarterly report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements should be read in conjunction with the cautionary statements and other important factors included in this Form 10-Q as well as in other filings made by the Company with the Securities and Exchange Commission ("SEC") . These forward-looking statements are subject to a number of risks and uncertainties, which could cause the Company's actual results to differ materially from those anticipated in such statements and include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Factors which could cause such results to differ include the Company's limited operating history, the Company's dependence on the operations of an affiliated party, reliance upon third party financing, the need for additional financing and other factors discussed in the Company's filings with the SEC, including the Risk Factors set forth in the Company's Form 10 dated January 16, 2001. Such forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar expressions.

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

                      CONX CAPITAL CORPORATION

            Accountants' Report and Financial Statements

                June 30, 2001 and December 31, 2000

                     CONX CAPITAL CORPORATION

               JUNE 30, 2001 AND DECEMBER 31, 2000



                        TABLE OF CONTENTS
                        -----------------

                                                                  Page

    INDEPENDENT ACCOUNTANTS' REPORT. . . . . . . . . . . . . . .    4


    FINANCIAL STATEMENTS
       Balance Sheets. . . . . . . . . . . . . . . . . . . . . .    5
       Statements of Income. . . . . . . . . . . . . . . . . . .    6
       Statements of Changes in Stockholders' Equity . . . . . .    7
       Statements of Cash Flows. . . . . . . . . . . . . . . . .    8
       Notes to Financial Statements . . . . . . . . . . . . . .    9

                 Independent Accountants' Report




    Board of Directors
    CONX Capital Corporation
    Little Rock, Arkansas


    We have reviewed the condensed balance sheet of CONX CAPITAL CORPORATION as of June 30, 2001 and the related condensed statement of income for the three-month and six-month periods ended June 30, 2001 and 2000, and the condensed statements of changes in stockholders' equity and cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

    We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

    Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

    We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of December 31, 2000 and the related statements of income, changes in stockholders'
    equity, and cash flows for the year then ended (not presented herein) and in our report dated February 22, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                              BKD,  LLP




    Little Rock, Arkansas
    July 12, 2001

                     CONX CAPITAL CORPORATION
                          BALANCE SHEETS

               JUNE 30, 2001 AND DECEMBER 31, 2000


                              ASSETS
                              ------



                                                      2001           2000
                                                   (Unaudited)
                                                    ---------      --------

    Cash

    Cash                                         $    42,268   $    227,948
    Accounts receivable - affiliated company          96,912         97,478
    Note receivable - affiliated company             447,255        125,000
    Equipment, at cost, net of accumulated
      depreciation                                 8,767,273     10,152,605
                                                   ---------     ----------
                                                 $ 9,353,708   $ 10,603,031
                                                   =========     ==========



               LIABILITIES AND STOCKHOLDERS' EQUITY
               -----------------------------------


    LIABILITIES

      Accrued expenses                           $    24,468    $    27,968
      Long-term debt                               7,199,530      9,031,653
      Deferred income taxes                          804,441        575,982
                                                   ---------      ---------
                  TOTAL LIABILITIES                8,028,438      9,635,603
                                                   ---------      ---------



    STOCKHOLDERS' EQUITY

      Common stock, $.01 par value, authorized
       and issued 7,000,000 shares                    70,000         70,000
      Retained earnings                            1,273,270        915,428
                                                   ---------      ---------
                                                   1,343,270        985,428
      Treasury stock, at cost, 350,000 shares        (18,000)       (18,000)
                                                   ---------      ---------
                                                   1,325,270        967,428
                                                   ---------      ---------
                                                 $ 9,353,708   $ 10,603,031
                                                   =========     ==========


      See Accountant's Review Report and
      Notes to Condensed Financial Statements

                       CONX CAPITAL CORPORATION

                         STATEMENTS OF INCOME

                 FOR THE THREE MONTHS AND SIX MONTHS
                     ENDED JUNE 30, 2001 AND 2000

                    Three Months Ended June 30,     Six Months Ended June 30,
                        2001            2000           2001            2000
                        ----            ----           ----            -----
                            (Unaudited)                      (Unaudited)
                             ---------                        ---------


 LEASE INCOME       $ 1,152,600    $ 1,077,519     $ 2,305,200    $ 2,021,087
                      ---------      ---------       ---------      ---------

 OPERATING EXPENSES
   Management fees       15,000        15,000           30,000         30,000
   Depreciation         678,785       652,966        1,357,570      1,217,314
   Interest expense     149,004       185,655          303,334        348,107
   Professional fees     12,444         2,960           21,444         12,545
   Directors' fees        5,000         5,000           10,000         10,000
   Rent                   1,500         3,000            3,000          3,000
   Taxes and licenses     4,861         1,735            8,566          8,935
   Other                    113         1,054              126          1,354
                         ------       -------        ---------      ---------
                        866,707       867,370        1,734,040      1,631,255
                        -------       -------        ---------      ---------

 INCOME FROM
   OPERATIONS           285,893       210,149          571,160        389,832

 OTHER INCOME             8,256           975           15,141          3,386
                        -------       -------          -------        -------

 INCOME BEFORE
   INCOME TAXES         294,149       211,124          586,301        393,218

 PROVISION FOR
   INCOME TAXES         113,601        80,839          228,459        150,563

 NET INCOME          $  180,548    $  130,285       $  357,842     $  242,655
                        =======       =======          =======        =======

 EARNINGS PER SHARE
  Net Income         $  180,548    $  130,285       $  357,842     $  242,655
  Weighted Average
     Shares of
     Common Stock     6,650,000     6,650,000        6,650,000      6,650,000
                      ---------     ---------        ---------      ---------
  Basic earnings
     per share       $    .0272    $    .0196        $   .0538     $    .0365
                          =====         =====            =====          =====



See Accountant's Review Report and
      Notes to Condensed Financial Statements

                    CONX CAPITAL CORPORATION

            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

           FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                  Common     Retained    Treasury
                                  Stock      Earnings      Stock        Total
                                  -----      --------      -----        -----

 BALANCE, DECEMBER 31, 1999    $ 70,000  $   374,135  $ (18,000)   $  426,135

     Net income (unaudited)                  242,655                  242,655
                                -------      -------    --------      -------
 BALANCE, JUNE 30, 2000
     (UNAUDITED)                 70,000      616,790    (18,000)      668,790

     Net income                              298,638                  298,638
                                -------      -------    --------      -------
 BALANCE, DECEMBER 31, 2000      70,000      915,428    (18,000)      967,428

     Net income (unaudited)                  357,842                  357,842
                                -------      -------    --------      -------

 BALANCE, JUNE 30, 2001
     (UNAUDITED)               $ 70,000  $ 1,273,270   $ (18,000) $ 1,325,270
                                =======    =========    =========   =========




See Accountant's Review Report and
      Notes to Condensed Financial Statements

                       CONX CAPTIAL CORPORATION

                       STATEMENTS OF CASH FLOWS

           FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000



                                                    2001              2000
                                                 (Unaudited)       (Unaudited)

 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                    $  357,842        $  242,655
   Items not requiring cash:
     Depreciation                                 1,357,570         1,217,314
     Gain on sale of equipment                       (3,738)            --
     Deferred income taxes                          228,459           150,563
   Changes in:
     Accounts receivable                                566           (80,806)
     Prepaid expenses                                  --              (5,000)
     Accounts payable and accrued expenses           (3,500)          (50,400)
                                                   ---------         ---------
     Net cash provided by operating activities     1,937,199         1,474,326
                                                   ---------         ---------


 CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                --          (4,846,337)
     Proceeds from sale of equipment                 31,500             --
     Increase of note receivable                   (322,255)            --
     Collections on note receivable                    --             175,565
                                                   ---------        ---------
          Net cash used in investing activities    (290,755)       (4,670,772)
                                                   ---------        ---------

 CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of long-term debt          --           4,846,337
     Payments on long-term debt                   (1,832,124)      (1,459,609)
                                                   ---------        ---------
     Net cash provided by (used in)
       financing activities                       (1,832,124)       3,386,728
                                                   ---------        ---------

 INCREASE (DECREASE) IN CASH                        (185,680)         190,282

 CASH, BEGINNING OF PERIOD                           227,948           97,203
                                                   ---------        ---------
 CASH, END OF PERIOD                             $    42,268      $   287,485
                                                   =========        =========



See Accountant's Review Report and
      Notes to Condensed Financial Statements

                       CONX CAPITAL CORPORATION

                    NOTES TO FINANCIAL STATEMENTS

                 JUNE 30, 2001 AND DECEMBER 31, 2000


  NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
          ACCOUNTING POLICIES


  Nature of Operations
  --------------------

      CONX Capital Corporation, a Delaware Corporation, is a specialty commercial finance company engaged in the business of originating and securing loans and equipment leases to smaller businesses, with a primary initial focus on regional trucking companies. The Company was organized in April 1998 with its headquarters located in Carson City, Nevada. The Company originates loans and leases through marketing offices located in Carson City, Nevada, and Little Rock, Arkansas. For the periods ended June 30, 2001 and 2000, all lease income was derived from one affiliated company.

  Basis of Presentation
  ---------------------

      All adjustments made to the unaudited financial statements were of a normal recurring nature. In the opinion of management, all adjustments necessary for a fair presentation of the results of interim period have been made. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

      The condensed balance sheet of the Company as of December 31, 2000, has been derived from the audited balance sheet of the Company as of that date.

      Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10 filed with the Securities and Exchange Commission.

  Revenue Recognition
  -------------------

       The Company recognizes operating lease income on the straight-line basis over the life of the operating leases. These operating leases contain provisions for service charges on late payments equal to two percent of the lease payment or, if less, the highest rate allowed by Nevada law. The leases also contain excess mileage charges in the amount of five cents per mile for miles in excess of 150,000 miles determined on an annual basis. Initial direct costs are expensed over the life of the corresponding lease in proportion to the recognition of lease income.


See Accountant's Review Report

                       CONX CAPITAL CORPORATION

                    NOTES TO FINANCIAL STATEMENTS

                 JUNE 30, 2001 AND DECEMBER 31, 2000



  NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
           ACCOUNTING POLICIES (Continued)

         At June 30, 2001, the approximate future minimum lease income under these operating leases are as follows:


                                                     2001
                                                  (Unaudited)
                                                   ---------


                  2001                            $   873,688
                  2002                                455,000
                                                    ---------
                                                  $ 1,328,688
                                                    =========
    Operating Leases
    ----------------

         The   Company   leases  equipment   under  noncancellable
    operating leases. These leases expire in various years through 2002 and convert to a month-to-month basis if the Company does not receive notice of termination. These leases require the lessee to pay all executory costs
    (property taxes, maintenance and insurance). Rental income under these operating leases was $2,305,200 and $2,021,087 for the six months ended June 30, 2001 and 2000, respectively.

         Equipment   under   operating   leases   consists  of the
    following at June 30, 2001 and December 31, 2000:

                                                    2001
                                                 (Unaudited)        2000
                                                  ---------         ----

                Tractor                          $ 12,273,349   $ 12,342,754
                Trailers                            2,465,894      2,465,894
                                                   ----------     ----------
                                                   14,739,243     14,808,648
                Less accumulated depreciation       5,971,970      4,656,043
                                                   ----------     ----------
                                                 $  8,767,273   $ 10,152,605
                                                   ==========     ==========

See Accountant's Review Report

                         CONX CAPITAL CORPORATION

                      NOTES TO FINANCIAL STATEMENTS

                   JUNE 30, 2001 AND DECEMBER 31, 2000


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


    NOTE 2:       LONG-TERM DEBT
                                                            (Unaudited)
                                                             ---------

     Note payable - Navistar Financial Corp. (A)           $ 4,965,480
     Note payable - Banc One Leasing Corp. (B)                 811,706
     Note payable - Fleet Capital Leasing (C)                  379,893
     Note payable - GE Capital Corp. (D)                     1,042,450
                                                             ---------
                                                           $ 7,199,529
                                                             =========

See Accountant's Review Report

                       CONX CAPITAL CORPORATION

                    NOTES TO FINANCIAL STATEMENTS

                 JUNE 30, 2001 AND DECEMBER 31, 2000


  NOTE 2: LONG-TERM DEBT (CONTINUED)

         Aggregate annual maturities of long-term debt at June
    30, 2001:

           2001                                               $ 1,898,675
           2002                                                 3,407,796
           2003                                                 1,558,556
           2004                                                   334,502
                                                                ---------
                                                              $ 7,199,529
                                                                =========



         (A) Due in monthly installments through 2003 ranging from $2,253 to $53,693; including interest from
              6.5 percent to 7.4 percent; secured by trucks and trailers. Notes are guaranteed by Continental Express SD, Inc. (See Note 3)

         (B)  Due  October  30, 2003;  payable $14,892 monthly,
              including  interest  at  7.83 percent; secured by
              trailers.   Note  is  guaranteed  by  Continental
              Express SD, Inc. (see Note 3)

         (C)  Due  January 28, 2003;  payable  $45,367 monthly,
              including  interest  at  6.5  percent; secured by
              tractors  and  trailers.   Note  is guaranteed by
              Continental Express SD, Inc. (see Note 3)

         (D)  Due  January 13, 2004;  payable  $36,421 monthly,
              including  interest  at  8.26 percent; secured by
              trucks.    Note   is  guaranteed  by  Continental
              Express SD, Inc. (see Note 3)


  NOTE 3: RELATED PARTY TRANSACTIONS

             The Company leases all of its equipment to Continental Express SD, Inc., an affiliated company, which has common ownership with the Company. The lessor is required  to  pay  all  executory  costs  (maintenance and insurance). The Company uses the management and office supplies of Harvey, Inc., an affiliated Company, which is owned by the Company's principal stockholder. The Company paid Harvey, Inc. $30,000 during the six months ended June 30, 2001 and 2000, for management fees.

             The  Company  had  a  note receivable from Harvey
    Manufacturing, LLC, an affiliated Company, in the amount of $447,255 at June 30, 2001. This note bears interest at
    8.25  percent.



See Accountant's Review Report

                         CONX CAPITAL CORPORATION

                      NOTES TO FINANCIAL STATEMENTS

                   JUNE 30, 2001 AND DECEMBER 31, 2000




  NOTE 3:  RELATED PARTY TRANSACTIONS (CONTINUED)

             At June 30, 2001, the approximate future minimum lease income under these operating leases are as follows:


                                                         (Unaudited)
                                                          ---------

                    2001                                 $ 3,396,196
                    2002                                   1,804,805
                    2003                                     161,255
                                                           ---------
                                                         $ 5,335,256
                                                           =========

  NOTE 4:  INCOME TAXES

         The provision for income taxes includes these components at June 30:


                                                   2001              2000
                                               (Unaudited)       (Unaudited)
                                                ---------         ---------

     Taxes currently payable                  $    --            $    --
     Deferred income taxes                      228,459            150,563
                                                -------            -------

                                              $ 228,459          $ 150,563
                                                =======            =======

         A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below at June 30:

                                                   2001              2000
                                               (Unaudited)       (Unaudited)
                                                ---------         ---------


     Computed at the statutory rate
       (34 percent)                           $ 199,342           $ 133,694

     Increase resulting from:
       State income taxes - net of federal
       tax benefit                               25,153              25,152
       Other                                      3,964              (8,283)
                                                -------             -------

       Actual tax provision                   $ 228,459           $ 150,563
                                                =======             =======


See Accountant's Review Report

                         CONX CAPITAL CORPORATION

                      NOTES TO FINANCIAL STATEMENTS

                   JUNE 30, 2001 AND DECEMBER 31, 2000



  NOTE 4:  INCOME TAXES (CONTINUED)

             The tax effects of temporary differences related to deferred taxes shown on the balance sheets at June 30 were:

                                                   2001              2000
                                                (Unaudited)       (Unaudited)
                                                 ---------         ---------

     Deferred tax assets:
       Net operating loss carryforwards
         (expiring 2019)                    $   434,425          $  350,794

     Deferred tax liabilities:
       Accumulated depreciation              (1,238,866)           (736,222)
                                              ---------             -------

     Net deferred tax liability             $  (804,441)         $ (385,428)
                                              =========            ========


  NOTE 5:  EQUIPMENT

         Equipment consists of the following at June 30, 2001 and December 31, 2000:

                                                   2001
                                                (Unaudited)        2000
                                                 ---------         ----


         Tractors                            $ 12,273,349    $ 12,342,754
         Trailers                               2,465,894       2,465,894
                                               ----------      ----------
                                               14,739,243      14,808,648
         Less accumulated depreciation          5,971,970       4,656,043

                                               ----------      ----------
                                             $  8,767,273    $ 10,152,605
                                               ==========      ==========

  NOTE 6:  ADDITIONAL CASH FLOW INFORMATION

                                                          June 30,
                                               -----------------------------
                                                   2001              2000
                                               (Unaudited)       (Unaudited)
                                                ---------         ---------
         Interest paid                           $ 303,334        $ 348,107
                                                  ========         ========


See Accountant's Review Report

                         CONX CAPITAL CORPORATION

                      NOTES TO FINANCIAL STATEMENTS

                   JUNE 30, 2001 AND DECEMBER 31, 2000




  NOTE 7:  SUBSEQUENT EVENTS

             No events, other than normal operations, of a material nature have occurred subsequent to June 30, 2001 that require disclosure.




See Accountant's Review Report

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

     Results of Operations

          Three Month Period ended June 30, 2001:

          Lease income was $1,152,600 for the quarter ended June 30, 2001, as compared to $1,077,519 for the same period in 2000, an increase of $75,081 or 6.5%. As of June 30, 2001, the Company had 173 tractors and 142 semi-trailers leased to its customer. As of the same date in 2000, the Company had 148 tractors and 142 semi-trailers leased to its customer. Operating expenses (consisting primarily of interest and depreciation) for the three month period ended June 30, 2001 were $866,707, and operating expenses as a percentage of lease income were 75.2%. For the same period in 2000, operating expenses were $867,370, a decrease of $663 or 0.1%. Operating expenses as a percentage of lease income were 80.5% for the second quarter of 2000. Income from operations for the quarter ended June 30, 2001 was $285,893, as compared to $210,149 for the second quarter of 2000, resulting in an increase of $75,744 or 26.5% in 2001 over 2000. Other income for the three month period ended June 30, 2001 was $8,256, as compared to $975 for the second quarter of 2000. Income before income taxes for the quarter ended June 30, 2001 was $294,149, with a provision for income taxes of $113,601, resulting in net income for the three month period ended June 30, 2001 of $180,584. For the quarter ending June 30, 2000, income before income taxes was $211,124, with a provision for taxes of $80,839 resulting in net income for the period of $130,285. As a result, income before income taxes increased $83,025 or 28.2% and net income increased $50,263 or 27.9% for the second quarter of 2001 over the same period in 2000.

          Sixth Month Period ended June 30, 2001:

          Lease income was $2,305,200 for the six months ended June 30, 2001, as compared to $2,021,087 for the same period in 2000, an increase of $284,113 or 12.3%. Operating expenses (consisting primarily of interest and deprecitation) for the six month period ended June 30, 2001 were $1,734,040, and operating expenses as a percentage of lease income were 75.2%. For the same period in 2000, operating expenses were $1,631,255, an increase of $102,785 or 5.9%. Operating expenses as a percentage of lease income were 80.7% for the first six months of 2000. Income from operations for the six month period ended June 30, 2001 was $571,160, as compared to $389,832 for the first six months of 2000, resulting in an increase of $181,328 or 31.8% in 2001 over 2000. Other income for the six months ended June 30, 2001 was $15,141, as compared to $3,386 for the first six months of 2000. Income before income taxes for the six month period ended June 30, 2001 was $586,301, with a provision for income taxes of $228,459, resulting in net income for the six months ended June 30, 2001 of $357,842. For the same six month period in 2000, income before income taxes was $393,218, with a provision for income taxes of $150,563, resulting in net income of $242,655. As a result, income before income taxes increased $115,187 or 32.2% for the first six months of 2001 over the same period in 2000.

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


     ITEM  3.  Quantitative  and Qualitative Disclosures  About Market
               Risk


          Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. The Company handles market risks in accordance with its established policies; however, the Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company does not have financial instruments to manage and reduce the impact of changes in interest rates at June 30, 2001 and December 31, 2000. The Company held various financial instruments at June 30, 2001 and 2000, consisting of financial assets and liabilities reported in the Company's Balance Sheets. (For additional information regarding these financial instruments, refer to Note 2 to the Company's financial statements.)

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

                                   CONX Capital Corporation


                                   By:   /s/ Edward M. Harvey
                                        ------------------------------------
                                        Edward M. Harvey, Chairman, Director
                                        and President (Principal Executive
                                        Officer)

                                        Dated:    August 13, 2001

                                   By:   /s/ Todd W. Tiefel
                                        ------------------------------------
                                        Todd W. Tiefel, Secretary, Treasurer
                                        and Director (Principal Financial and
                                        Accounting Officer)

                                        Dated:    August 13, 2001