Form 10-Q
period 2001-09-30
CONX CAPITAL CORP
filed 2001-11-14
CIK 1119803

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 2001

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

     As of September 30, 2001, the Registrant had 6,650,000 shares of Common Stock, $.01 par value per share, outstanding.

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

                      CONX CAPITAL CORPORATION

            Accountants' Report and Condensed Financial Statements

              September 30, 2001 and December 31, 2000

                     CONX CAPITAL CORPORATION

             September 30, 2001 AND DECEMBER 31, 2000



                        TABLE OF CONTENTS
                        -----------------

                                                                  Page

    INDEPENDENT ACCOUNTANTS' REPORT. . . . . . . . . . . . . . .    4


    CONDENSED FINANCIAL STATEMENTS
       Balance Sheets. . . . . . . . . . . . . . . . . . . . . .    5
       Statements of Income. . . . . . . . . . . . . . . . . . .    6
       Statements of Changes in Stockholders' Equity . . . . . .    7
       Statements of Cash Flows. . . . . . . . . . . . . . . . .    8
       Notes to Condensed Financial Statements . . . . . . . . .    9

                 Independent Accountants' Report




    Board of Directors
    CONX Capital Corporation
    Little Rock, Arkansas


    We have reviewed the condensed balance sheet of CONX CAPITAL CORPORATION as of September 30, 2001 and the related condensed statements of income for the three-month and nine-month periods ended September 30, 2001 and 2000, and the condensed statements of changes in stockholders' equity and cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                              BKD,  LLP




    Little Rock, Arkansas
    October 29, 2001

                     CONX CAPITAL CORPORATION
                      CONDENSED BALANCE SHEETS

               September 30, 2001 AND DECEMBER 31, 2000


                              ASSETS
                              ------



                                                      2001           2000
                                                   (Unaudited)
                                                    ---------      --------

    Cash

    Cash                                         $   262,176   $    227,948
    Accounts receivable - affiliated company          96,912         97,478
    Note receivable - affiliated company             724,512        125,000
    Equipment, at cost, net of accumulated
      depreciation                                 7,456,843     10,152,605
                                                   ---------     ----------
                  TOTAL ASSETS                   $ 8,540,443   $ 10,603,031
                                                   =========     ==========



               LIABILITIES AND STOCKHOLDERS' EQUITY
               -----------------------------------


    LIABILITIES

      Accounts Payable                           $    23,075    $      --
      Accrued expenses                                27,882         27,968
      Long-term debt                               5,876,972      9,031,653
      Deferred income taxes                          992,633        575,982
                                                   ---------      ---------
                  TOTAL LIABILITIES                6,920,562      9,635,603
                                                   ---------      ---------



    STOCKHOLDERS' EQUITY

      Common stock, $.01 par value, authorized
       and issued 7,000,000 shares                    70,000         70,000
      Retained earnings                            1,567,881        915,428
                                                   ---------      ---------
                                                   1,637,881        985,428
      Treasury stock, at cost, 350,000 shares        (18,000)       (18,000)
                                                   ---------      ---------
                  TOTAL STOCKHOLDERS' EQUITY       1,619,881        967,428
                                                   ---------      ---------
                  TOTAL LIABILITIES AND
                    STOCKHOLDERS' EQUITY         $ 8,540,443   $ 10,603,031
                                                   =========     ==========


      See Accountant's Review Report and
      Notes to Condensed Financial Statements

                       CONX CAPITAL CORPORATION

                    CONDENSED STATEMENTS OF INCOME

                 FOR THE THREE MONTHS AND NINE MONTHS
                  ENDED SEPTEMBER 30, 2001 AND 2000

             Three Months Ended September 30,  Nine Months Ended September 30,
                   2001            2000            2001            2000
                   ----            ----            ----            -----
                       (Unaudited)                       (Unaudited)
                        ---------                         ---------


 LEASE INCOME     $ 1,129,525    $ 1,152,600     $ 3,434,725    $ 3,173,687
                    ---------      ---------       ----------     ---------

 OPERATING EXPENSES
   Management fees     15,000        15,000           45,000         45,000
   Depreciation       636,649       684,198        1,994,219      1,901,512
   Interest expense   125,119       196,712          432,191        544,828
   Professional fees    7,200        16,876           28,644         29,421
   Directors' fees      5,000         5,000           15,000         15,000
   Rent                 1,500         1,500            4,500          4,500
   Taxes and licenses   1,840         1,440           10,406         10,375
   Other                   80           280              206          1,634
   Gain on sale of
     equipment       (133,390)         --           (137,128)         --
                       ------       -------        ---------      ---------
                      658,998       921,015        2,393,038      2,552,270
                      -------       -------        ---------      ---------

 INCOME FROM
   OPERATIONS         470,527       231,585        1,041,687        621,417

 OTHER INCOME          12,276         2,324           27,417          5,710
                      -------       -------          -------        -------

 INCOME BEFORE
   INCOME TAXES       482,803       233,909        1,069,104        627,127

 PROVISION FOR
   INCOME TAXES       188,223        89,563          416,651        240,126

 NET INCOME        $  294,580    $  144,346       $  652,453     $  387,001
                      =======       =======          =======        =======

 EARNINGS PER SHARE
  Net Income       $  294,580    $  144,346       $  652,453     $  387,001
  Weighted Average
     Shares of
     Common Stock   6,650,000     6,650,000        6,650,000      6,650,000
                    ---------     ---------        ---------      ---------
  Basic earnings
     per share     $    .0443    $    .0217        $   .0981     $    .0582
                        =====         =====            =====          =====



See Accountant's Review Report and
      Notes to Condensed Financial Statements

                    CONX CAPITAL CORPORATION

      CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


                                  Common     Retained    Treasury
                                  Stock      Earnings      Stock        Total
                                  -----      --------      -----        -----

 BALANCE, DECEMBER 31, 1999    $ 70,000  $   374,135  $ (18,000)   $  426,135

     Net income (unaudited)                  387,001                  387,001
                                -------      -------    --------      -------
 BALANCE, SEPTEMBER 30, 2000
     (UNAUDITED)                 70,000      761,136    (18,000)      813,136

     Net income (unauditied)                 154,292                  154,292
                                -------      -------    --------      -------
 BALANCE, DECEMBER 31, 2000      70,000      915,428    (18,000)      967,428

     Net income (unaudited)                  652,453                  652,453
                                -------      -------    --------      -------

 BALANCE, SEPTEMBER 30, 2001
     (UNAUDITED)               $ 70,000  $ 1,567,811   $ (18,000) $ 1,619,881
                                =======    =========    =========   =========




See Accountant's Review Report and
      Notes to Condensed Financial Statements

                       CONX CAPTIAL CORPORATION

                  CONDENSED STATEMENTS OF CASH FLOWS

         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000



                                                September 30,    September 30,
                                                    2001             2000
                                                 (Unaudited)      (Unaudited)

 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                    $  652,453        $  387,001
   Items not requiring cash:
     Depreciation                                 2,695,762         1,901,512
     Gain on sale of equipment                        --                --
     Deferred income taxes                          416,651           240,126
   Changes in:
     Accounts receivable                                566           (64,656)
     Prepaid expenses                                  --              (5,000)
     Accounts payable and accrued expenses           22,989           (78,603)
                                                   ---------         ---------
     Net cash provided by operating activities     3,788,421         2,380,380
                                                   ---------         ---------


 CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                --          (4,846,336)
     Proceeds from sale of equipment                   --             175,565
     Advances to affiliate                         (599,512)            --
                                                   ---------        ---------
          Net cash used in investing activities    (599,512)       (4,670,771)
                                                   ---------        ---------

 CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of long-term debt          --           4,846,336
     Payments on long-term debt                   (3,154,681)      (2,336,093)
                                                   ---------        ---------
     Net cash provided by (used in)
       financing activities                       (3,154,681)       2,510,243
                                                   ---------        ---------

 INCREASE (DECREASE) IN CASH                          34,228          219,852

 CASH, BEGINNING OF PERIOD                           227,948           97,203
                                                   ---------        ---------
 CASH, END OF PERIOD                             $   262,176      $   317,055
                                                   =========        =========



See Accountant's Review Report and
      Notes to Condensed Financial Statements

                       CONX CAPITAL CORPORATION

                NOTES TO CONDENSED FINANCIAL STATEMENTS

               SEPTEMBER 30, 2001 AND DECEMBER 31, 2000


  NOTE 1: NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
          ACCOUNTING POLICIES


  Nature of Operations
  --------------------

      CONX Capital Corporation, a Delaware Corporation, is a specialty commercial finance company engaged in the business of originating and securing loans and equipment leases to smaller businesses, with a primary initial focus on regional trucking companies. The Company was organized in April 1998 with its headquarters located in Carson City, Nevada. The Company originates loans and leases through marketing offices located in Carson City, Nevada, and Little Rock, Arkansas. For the periods ended September 30, 2001 and 2000, all lease income was derived from one affiliated company.

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


See Accountant's Review Report

                       CONX CAPITAL CORPORATION

                NOTES TO CONDENSED FINANCIAL STATEMENTS

               SEPTEMBER 30, 2001 AND DECEMBER 31, 2000



  NOTE 1:  NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
           ACCOUNTING POLICIES (Continued)

         At September 30, 2001, the approximate future minimum lease income under these operating leases are as follows:



                                                    (Unaudited)
                                                     ---------


                  2001                            $   436,845
                  2002                                455,000
                                                    ---------
                                                  $   891,845
                                                    =========
    Operating Leases
    ----------------

         The   Company   leases  equipment   under  noncancellable
    operating leases. These leases expire in various years through 2002 and convert to a month-to-month basis if the Company does not receive notice of termination. These leases require the lessee to pay all executory costs
    (property taxes, maintenance and insurance). Rental income under these operating leases was $3,434,725 and $3,173,687 for the nine months ended September 30, 2001 and 2000, respectively.


         Equipment   under   operating   leases   consists  of the
    following at September 30, 2001 and December 31, 2000:

                                                    2001
                                                 (Unaudited)        2000
                                                  ---------         ----

                Tractor                          $ 10,467,330   $ 12,342,754
                Trailers                            2,465,894      2,465,894
                                                   ----------     ----------
                                                   12,933,224     14,808,648
                Less accumulated depreciation       5,476,381      4,656,043
                                                   ----------     ----------
                                                 $  7,456,843   $ 10,152,605
                                                   ==========     ==========

See Accountant's Review Report

                         CONX CAPITAL CORPORATION

                  NOTES TO CONDENSED FINANCIAL STATEMENTS

                 SEPTEMBER 30, 2001 AND DECEMBER 31, 2000


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


    NOTE 2:       LONG-TERM DEBT
                                                            (Unaudited)
                                                             ---------

     Note payable - Navistar Financial Corp. (A)           $ 3,916,303
     Note payable - Banc One Leasing Corp. (B)                 693,515
     Note payable - Fleet Capital Leasing (C)                  342,491
     Note payable - GE Capital Corp. (D)                       924,663
                                                             ---------
                                                           $ 5,876,972
                                                             =========

See Accountant's Review Report

                       CONX CAPITAL CORPORATION

                NOTES TO CONDENSED FINANCIAL STATEMENTS

               SEPTEMBER 30, 2001 AND DECEMBER 31, 2000


  NOTE 2: LONG-TERM DEBT (CONTINUED)

         Aggregate annual maturities of long-term debt at September
    30, 2001:

           2001                                               $   576,117
           2002                                                 3,407,783
           2003                                                 1,558,569
           2004                                                   334,503
                                                                ---------
                                                              $ 5,876,972
                                                                =========



         (A) Due in monthly installments through 2003 ranging from $2,253 to $53,693; including interest from
              6.50 percent to 7.40 percent; secured by trucks and trailers. Notes are guaranteed by Continental Express SD, Inc. (See Note 3)

         (B)  Due  October  30, 2003;  payable  $14,892  monthly,
              including  interest  at  7.83 percent;  secured  by
              trailers.    Note  is   guaranteed  by  Continental
              Express SD, Inc. (see Note 3)

         (C)  Due  January 28, 2003;  payable   $45,367  monthly,
              including  interest  at  6.50  percent;  secured by
              tractors  and  trailers.   Note  is  guaranteed  by
              Continental Express SD, Inc. (see Note 3)

         (D)  Due  January 13, 2004;  payable  $36,421   monthly,
              including  interest  at  8.26  percent;  secured by
              trucks.    Note   is  guaranteed  by    Continental
              Express SD, Inc. (see Note 3)


  NOTE 3: RELATED PARTY TRANSACTIONS

             The Company leases all of its equipment to Continental Express SD, Inc., an affiliated company, which has common ownership with the Company. The lessor is
    required  to  pay  all  executory  costs  (maintenance   and
    insurance). The Company uses the management and office supplies of Harvey, Inc., an affiliated Company, which is owned by the Company's principal stockholder. The Company paid Harvey, Inc. $45,000 during the nine months ended September 30, 2001 and 2000, for management fees.

             The  Company  had  a  note  receivable  from Harvey
    Manufacturing, LLC, an affiliated Company, in the amount of $724,512 at September 30, 2001. This note bears interest at 8.25 percent.



See Accountant's Review Report

                         CONX CAPITAL CORPORATION

                  NOTES TO CONDENSED FINANCIAL STATEMENTS

                 SEPTEMBER 30, 2001 AND DECEMBER 31, 2000




  NOTE 3:  RELATED PARTY TRANSACTIONS (CONTINUED)

             At September 30, 2001, the approximate future minimum lease income under these operating leases are as follows:


                                                         (Unaudited)
                                                          ---------

                    2001                                 $   436,845
                    2002                                     455,000
                                                           ---------
                                                         $   891,845
                                                           =========

  NOTE 4:  INCOME TAXES

         The provision for income taxes includes these components at September 30:


                                                   2001              2000
                                               (Unaudited)       (Unaudited)
                                                ---------         ---------

     Taxes currently payable                  $    --            $    --
     Deferred income taxes                      416,651            240,126
                                                -------            -------

                                              $ 416,651          $ 240,126
                                                =======            =======

         A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below at September 30:

                                                   2001              2000
                                               (Unaudited)       (Unaudited)
                                                ---------         ---------


     Computed at the statutory rate
       (34 percent)                           $ 363,495           $ 213,223

     Increase resulting from:
       State income taxes - net of federal
       tax benefit                               53,156              26,903
                                                -------             -------

       Actual tax provision                   $ 416,651           $ 240,126
                                                =======             =======


See Accountant's Review Report

                         CONX CAPITAL CORPORATION

                  NOTES TO CONDENSED FINANCIAL STATEMENTS

                 SEPTEMBER 30, 2001 AND DECEMBER 31, 2000



  NOTE 4:  INCOME TAXES (CONTINUED)

             The tax effects of temporary differences related to deferred taxes shown on the balance sheets at September 30, 2001 and December 31, 2000 were:

                                                   2001              2000
                                                (Unaudited)
                                                 ---------         ---------

     Deferred tax assets:
       Net operating loss carryforwards
         (expiring 2019)                    $   236,635         $   438,189

     Deferred tax liabilities:
       Accumulated depreciation              (1,229,268)         (1,014,171)
                                              ---------           ---------

     Net deferred tax liability             $  (992,633)        $  (575,982)
                                              =========           =========


  NOTE 5:  EQUIPMENT

         Equipment consists of the following at September 30, 2001 and December 31, 2000:

                                                   2001
                                                (Unaudited)        2000
                                                 ---------         ----


         Tractors                            $ 10,467,330    $ 12,342,754
         Trailers                               2,465,894       2,465,894
                                               ----------      ----------
                                               12,933,224      14,808,648
         Less accumulated depreciation          5,476,381       4,656,043

                                               ----------      ----------
                                             $  7,456,843    $ 10,152,605
                                               ==========      ==========

  NOTE 6:  ADDITIONAL CASH FLOW INFORMATION

                                                        September 30,
                                               -----------------------------
                                                   2001              2000
                                               (Unaudited)       (Unaudited)
                                                ---------         ---------
         Interest paid                         $ 432,191         $ 544,828
                                                ========          ========


See Accountant's Review Report

                         CONX CAPITAL CORPORATION

                  NOTES TO CONDENSED FINANCIAL STATEMENTS

                 SEPTEMBER 30, 2001 AND DECEMBER 31, 2000




  NOTE 7:  SUBSEQUENT EVENTS

             No   events,   other   than  normal  operations, of a
    material nature have occurred subsequent to September 30, 2001 that require disclosure.




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

     Results of Operations

          Three Month Period ended September 30, 2001:

          Lease income was $1,129,525 for the quarter ended September 30, 2001, as compared to $1,152,600 for the same period in 2000, a decrease of $23,075 or 2.0%. As of September 30, 2001, the Company had 173 tractors and 142 semi-trailers leased to its customer. As of the same date in 2000, the Company had 146 tractors and 142 semi-trailers leased to its customer. Operating expenses (consisting primarily of interest and depreciation) for the three month period ended September 30, 2001 were $658,998, and operating expenses as a percentage of lease income were 58.3%. For the same period in 2000, operating expenses were $921,015, a decrease of $262,017 or 28.5%. Operating expenses as a percentage of lease income were 79.9% for the third quarter of 2000. Income from operations for the quarter ended September 30, 2001 was $470,527, as compared to
     $231,585 for the third quarter of 2000, resulting in an increase of $238,942 or 50.8% in 2001 over 2000. Other income for the three month period ended September 30, 2001 was $12,276, as compared to $2,324 for the third quarter of 2000. Income before income taxes for the quarter ended September 30, 2001 was $482,803, with a provision for income taxes of $188,223, resulting in net income for the three month period ended September 30, 2001 of $294,580. For the quarter ending September 30, 2000, income before income taxes was $233,909, with a provision for taxes of $89,563 resulting in net income for the period of $144,346. As a result, income before income taxes increased $248,894 or 51.6% and net income increased $150,234 or 50.9% for the third quarter of 2001 over the same period in 2000.

          Nine Month Period ended September 30, 2001:

          Lease  income  was  $3,434,725  for  the  nine  months ended
      September 30, 2001, as compared to $3,173,687 for the same period in 2000, an increase of $261,038 or 7.6%. Operating expenses (consisting primarily of interest and deprecitation) for the nine month period ended September 30, 2001 were $2,393,038, and operating expenses as a percentage of lease income were 69.7%. For the same period in 2000, operating expenses were $2,552,270, a decrease of $159,232 or 6.2%.
     Operating expenses as a percentage of lease income were 80.4% for the first nine months of 2000. Income from operations for the nine month period ended September 30, 2001 was $1,041,687, as compared to $621,417 for the first nine months of 2000, resulting in an increase of $420,270 or 40.4% in 2001 over 2000. Other income for the nine months ended September 30, 2001 was $27,417, as compared to $5,710 for the first nine months of 2000. Income before income taxes for the nine month period ended September 30, 2001 was $1,069,104, with a provision for income taxes of $416,651, resulting in net income for the nine months ended September 30, 2001 of $652,453. For the same nine month period in 2000, income before income taxes was $627,127, with a provision for income taxes of $240,126, resulting in net income of $387,001. As a result, income before income taxes increased $441,977 or 41.3% and net income increased $265,452 or 40.7% for the first nine months of 2001 over the same period in 2000.

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


     ITEM  3.  Quantitative  and Qualitative Disclosures  About Market
               Risk


          Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. The Company handles market risks in accordance with its established policies; however, the Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company does not have financial instruments to manage and reduce the impact of changes in interest rates at September 30, 2001 and December 31, 2000. The Company held various financial instruments at September 30, 2001 and 2000, consisting of financial assets and liabilities reported in the Company's Balance Sheets. (For additional information regarding these financial instruments, refer to
     Note 2 to the Company's financial statements.)

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

                                        Dated:   November 14, 2001

                                   By:   /s/ Todd W. Tiefel
                                        ------------------------------------
                                        Todd W. Tiefel, Secretary, Treasurer
                                        and Director (Principal Financial and
                                        Accounting Officer)

                                        Dated:   November 14, 2001