Form 10-K
period 2001-12-31
CONX CAPITAL CORP
filed 2002-04-15
CIK 1119803

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-K

                         ANNUAL REPORT PURSUANT TO
                   SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR
                          ENDED DECEMBER 31, 2001

                        Commission File No. 0-31235
                          CONX CAPITAL CORPORATION
                      --------------------------------
           (Exact name of registrant as specified in its charter)
          NEVADA                                62-1736894
          ------                                ----------
     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)          Identification Number)
     502 N. DIVISION STREET, CARSON CITY, NV         89703
     ----------------------------------------      --------
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

                   Common Stock Par Value $.01 Per Share
                                  ------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                            ---    ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229-405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
     this  Form 10-K or any  amendment to this  Form 10-K.    YES   __
     NO   X
         ---

     There is no established market for the registrant's voting and non-voting common equity. The aggregate book value of the voting common equity held by non-affiliates on December 31, 2001 was $6,517. For purposes of the foregoing calculation only, all directors, executive officers, and their respective family members, have been deemed affiliates. The registrant's revenues for the fiscal year-end December 31, 2001, were $4,298,713.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

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

     ITEM 1.  Description of Business.
              -----------------------

          CONX Capital Corporation, a Delaware corporation (the "Company" or "CONX"), with assets of approximately $8.2 million as of December 31, 2001, is a specialty commercial finance company engaged in the business of originating and servicing equipment leases to regional trucking companies. To date, the Company's leasing activities have been limited to leasing of tractors and semi-trailers to one affiliated company, Continental Express SD, Inc. As of December 31, 2001, the assets of the Company had decreased to $8,168,003, consisting primarily of cash and equipment, consisting of leased tractors and semi trailers, valued at $6,452,176, net of depreciation. For the year ended December 31, 2001, net income was $890,329.
          The Company was organized in April 1998 with its corporate headquarters located in Carson City, Nevada. The Company currently originates long-term fixed and variable rate lease products with Continental Express SD, Inc., an affiliate under common control with the Company's controlling shareholder. In the future, the Company is considering expanding its loan and lease products and may sell such loans and leases either through securitizations or whole loan sales to institutional purchasers on a servicing retained basis. The Company believes that such loan and lease products would be attractive investments to institutional investors because of the credit profile of its borrowers, relatively long loan and lease terms, call protection through prepayment penalties and appropriate risk-adjusted yields. The Company also may periodically make equity investments in certain of the companies that enter into loan and lease arrangements with the Company as part of its core lending and leasing business.

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

          To date, the Company's lease income has been derived solely from one affiliated company, Continental Express SD, Inc. The Company intends to focus on expanding leasing activities within the trucking industry and potentially to expand its equipment leasing activities into materials handling associated with the trucking and transportation industry. Over the next twelve months, the Company anticipates adding additional tractors and semi-trailers to its leasing fleet and to expand its leasing activities with Continental Express SD, Inc. and other trucking companies meeting the Company's leasing requirements. No significant expansion of the scope of the Company's lending activities is expected before the end of calendar year 2002.

          To the extent that the Company expands its lending and leasing activities over the next twenty-four months, the Company's focus will shift to providing funding to industries that have been historically underserved by banks and other traditional sources of funding. Such a new focus will require the Company to develop specific industry expertise in the business sectors which it will serve in order to provide individualized financial solutions for its borrowers. The Company believes that its industry expertise in the trucking industry, combined with its ability to be responsive to borrowers and flexible in structuring transactions and product offerings will give it a competitive advantage over more traditional, highly regulated small business lenders. The Company's future borrowers are generally anticipated to be small business operators, most of whom are independent with proven operating experience and a history of generating positive cash flows. The Company will rely primarily upon its assessment of enterprise value, based in part possibly on independent third-party valuations, and historical operating cash flows to make credit determinations, as opposed to relying solely on the value of any collateral.

          The Company faces intense competition in the business of originating and selling loans and leases. Traditional competitors in the financial services business include commercial banks, thrift institutions, diversified finance companies, asset-based lenders, and specialty finance companies. Many of these competitors are substantially larger and have considerably greater financial, technical and marketing resources than the Company. Competition can take many forms, including convenience in obtaining a loan or a lease, customer service, marketing and distribution channels, amount and term of the loan, interest rates charged to borrowers, and credit ratings. In addition, the current level of gains realized by the Company's competitors on the sale of their loans and leases could attract additional competitors into these markets, with the possible effect of lowering gains that may be realized on the Company's future loan and lease sales. The Company believes that its industry expertise, combined with its responsiveness to borrowers, flexibility in structuring transactions and broad product offerings give it a competitive advantage over more traditional, highly regulated small business lenders serving the trucking industry, and that such experience will be beneficial in expanding into other areas of equipment leasing and financing transactions.

     ITEM 2.  Properties.
              ----------

          The Company's leases its executive and administrative offices which are located at 502 North Division Street, Carson, City, Nevada, and 1406 Cantrell Road, Little Rock, Arkansas.
     These offices consist of an aggregate of approximately 3,500 square feet. Both leases have been extended through December 31, 2002. The Company owns no fee interest in any real property.

     ITEM 3.  Legal Proceedings.
              -----------------

     There are no pending legal proceedings involving the  Company as a
     party   or  involving  any  of  the  Company's  assets  or  leased properties.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.
              ---------------------------------------------------

     No matters were submitted for a vote of the security holders during the fourth quarter of fiscal year 2001.


                                  PART  II

     ITEM  5.    Market  for  Common  Equity  and  Related  Stockholder
                 ------------------------------------------------------
     Matters.
     -------

     There is no established public trading market for the Company's common stock. There are also no outstanding options or warrants to purchase the common stock of the Company, or securities convertible into the common stock of the Company. With the exception of 44,800 shares of the Company's common stock, all of the remaining issued and outstanding common stock of the Company are held by persons who would be deemed to be affiliates for
     purposes  of  the   Securities  Act  of  1933,  as  amended   (the
      Securities Act ), and for purposes of Rule 144 as promulgated thereunder. As of March 31, 2002, there were approximately 8 holders of record of the Company's common stock.

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

          The Company did not sell or otherwise issue any equity securities during the fiscal year ended December 31, 2001.

     ITEM 6.  Selected Financial Data.
              -----------------------

     The following sets forth the selected financial data for the fiscal years ended December 31, 2001, December 31, 2000, December 31, 1999, and December 31, 1998, respectively:

                          12/31/01      12/31/00      12/31/99     12/31/98
                       ------------  ------------  ------------  ------------

     Revenues            $4,650,930   $4,326,287     $2,894,050    $ 635,550
     Net Income            $890,329     $541,293       $365,618       $8,517
     Earnings per Share     $0.1338       $.0814        $0.0536      $0.0012
     Cash Dividend
       per Share              $0.00        $0.00          $0.00        $0.00
     Total Assets        $8,168,003  $10,603,031     $8,201,753   $4,687,816
     Stockholders
       Equity            $1,857,757     $967,428       $426,135      $78,517



     ITEM  7.    Management's  Discussion  and  Analysis  of  Financial
                 ------------------------------------------------------
     Condition and Results of Operation .
     ----------------------------------

          The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K. To date, the Company's only activities and sources of operating revenue have been leases of tractor and trailer truck equipment to one affiliated company, Continental Express SD, Inc.

     Results of Operation

          Fiscal year ended December 31, 2001

          Lease income was $4,298,713 for the fiscal year ended December 31, 2001. As of that date the Company had 126 tractors and 142 semi-trailers leased to its customer. Operating expenses (consisting primarily of interest expense and depreciation) for the fiscal year ended December 31, 2001 were $3,252,065 and operating expenses as a percentage of lease income was 75.7%. The improvement in this percentage in 2001 from the prior year resulted primarily from a reduction in operating expenses of 5.8% in 2001 from fiscal year 2000 levels. This improvement was slightly off set by a small reduction in lease revenues in 2001 from fiscal year 2000 levels.

          Income from operations for the fiscal year ended December 31, 2001 was $1,398,965, an increase of 37.6% from fiscal year 2000. This increase in operating income results from a decrease in operating expenses as well as $352,217 in income realized on a gain from the sale of equipment. Other income for fiscal year 2001 was $41,970. Income before income taxes for fiscal year 2001 totaled $1,440,835, with a provision for income taxes of $550,506, resulting in net income for fiscal year 2001 equal to $890,329. This amount represents an increase of 39.2% over the net income amount in fiscal year 2000, as a result of the differences in income noted above.

          Fiscal year ended December 31, 2000

          Lease income was $4,326,287 for the fiscal year ended December 31, 2000. As of December 31, 2000, the Company had 173 tractors and 142 semi-trailers leased to its customers. This increase in lease equipment was the primary component in the 33.1% increase in lease income in fiscal year 2000 over 1999 amounts. Operating expenses (consisting primarily of interest and depreciation) for the fiscal year ended December 31, 2000 were $3,452,765, and operating expenses as a percentage of lease income was 79.8%. The increase in operating expenses in 2000 resulted from the increased operations and leased equipment and as a percentage of lease income are essentially unchanged from 1999 levels.

          Income from operations for the fiscal year ended December 31, 2000 was $873,522. Other income for the fiscal year ended December 31, 2000 was $8,888. Income before income taxes for the fiscal year ended December 31, 2000 was $882,410, with provision for income taxes of $341,117, resulting in net income for the fiscal year ended December 31, 2000 of $541,293. The increases in the operating and net income for 2000 over 1999 amounts result from the increased revenue and expense amounts discussed above.

          Fiscal Year Ended December 31, 1999

          Lease income was $2,894,050 for the fiscal year ended December 31, 1999. As of December 31, 1999, the Company had 133 tractors and 142 semi-trailers leased to its customer. Operating expenses (consisting primarily of interest and depreciation) for the fiscal year ended December 31, 1999 were $2,301,617, and operating expenses as a percentage of lease income was 79.5%. Income from operations for the fiscal year ended December 31, 1999 was $592,433. Other income for the fiscal year ended December 31, 1999 was $2,830. Income before income taxes for the fiscal year ended December 31, 1999 was $595,263, with provision for income taxes of $229,645, resulting in net income for the fiscal year ended December 31, 1999 of $365,618.

          The Company anticipates additional leasing activity with Continental Express SD, Inc., through the year 2002. During 2002, the Company will increase its efforts to provide equipment leasing and loan products to other customers in an effort to diversify its revenue stream and the products being offered. However, during the next twelve months, the Company does not anticipate any material change in the sources of its revenue stream.

     Liquidity and Capital Resources

          The Company's current assets and working capital are sufficient to meet its needs for the next twelve months of operation as the Company is currently operating. However, the Company has an ongoing need to finance its lending activities. This need is expected to increase as the volume of the Company's loan and lease originations increase. The Company's primary cash requirements include the funding of (i) loans and leases pending their sale, (ii) fees and expenses incurred in connection with its securitization program, (iii) over collateralization or reserve account requirements in connection with loans pooled and sold, (iv) interest, fees, and expenses associated with the Company's warehouse credit and repurchase facilities with certain financial institutions, (v) federal and state income tax payments, and (vi) ongoing administrative and other operating expenses. To date, the Company currently has funded these cash requirements by credit facilities granted by Navistar Financial Corporation, Banc One Leasing Corporation, GE Capital Corporation and Fleet Capital Leasing and guaranteed by the Company's affiliate, Continental Express SD, Inc. The Company anticipates that in the future it will rely more heavily on securitizations, whole loan and lease sales, and borrowings as its cash requirements increase.

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

     ITEM 8.  Financial Statements and Supplementary Data.
              -------------------------------------------

          The  financial  statements,  including  notes   thereto,  are
     attached in the Financial Statement Schedules in Item 14 to this Annual Report on Form 10-K.

     ITEM  9.    Changes  In  and  Disagreements  with  Accountants  on
                 ------------------------------------------------------
     Accounting and Financial Disclosure.
     -----------------------------------

          None.

                                 PART  III

     ITEM 10.  Directors and Executive Officers of the Registrant.
               --------------------------------------------------
          The names of the directors and executive officers of the Company, as well as their respective ages and positions with the Company, are as follows:

       Name                         Age        Position
       ----                         ---        --------

     Edward M. Harvey               70       President and Chairman
                                             of the Board of Directors
     Todd W. Tiefel                 36       Secretary, Treasurer and Director
     John P. Flahavin               65       Director
     Theodore C. Skokos             54       Director
     Michael Kelly Woodridge        43       Director



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

     Section 16(a) Beneficial Ownership Reporting Obligations

          Under the federal securities laws, directors, executive officers, and persons holding more than 10% of the Company's common stock must report their initial ownership of the common stock and any changes in that ownership to the SEC. The SEC has designated specific due dates for these reports and the Company must identify those persons who did not file these reports when due. Based solely on the Company's review of copies of the reports filed with the SEC and written representations of the directors and executive officers, the Company believes that the following individuals were not timely in the filing of their initial report of ownership on Form 3 during the past fiscal year: Edward M. Harvey, Todd W. Tiefel, John P. Flahavin, Theodore C. Skokosk, Michael Kelly Wooldridge and Bonnie P. Harvey.

     ITEM 11.  Executive Compensation.
               ----------------------

          None of the Company's executive officers were compensated for their services in such capacities for the year ended December 31, 2001.

     ITEM  12.   Security Ownership  of Certain  Beneficial  Owners and
                 ------------------------------------------------------
     Management.
     ----------

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

                                  Amount and
      Name and Address of         Nature of         Percentage of
      Beneficial Owner            Beneficial         Outstanding
                                  Ownership            Shares
      -------------------         ----------        -------------


      Edward M. Harvey(1)(2)       4,855,200            73.01%
      Bonnie P. Harvey(1)(3)         350,000             5.26%
      Charles Harvey(1)(4)           350,000             5.26%
      Deborah Harvey(1)(5)           350,000             5.26%
      Jill Pryor(1)(6)               350,000             5.26%
      Darby Boyd(1)(7)               350,000             5.26%
      Mark Guffin(1)(8)              350,000             5.26%
      Diane Miller(1)(9)              44,800              *
      All executive officers       4,855,200             73.01%
      and directors as a
      group (5 persons)


     * Denotes less than one percent (1%) of the outstanding shares.

     (1) CONX Capital Corporation and each of such persons may be reached at 502 North Division Street, Carson City, Nevada, 89703, or 1406 Cantrell Road, Little Rock, Arkansas, 72201.
     (2) Includes 350,000 shares held in the name of his spouse, Bonnie P. Harvey. Edward M. Harvey is the spouse of Bonnie
          P.  Harvey and  the  father  of  Charles Harvey  and  Deborah
          Harvey, and the stepfather of Jill Pryor, Darby Boyd and Mark Guffin. Mr. Harvey disclaims beneficial ownership over any of the shares held by all such persons.
     (3)  Includes 4,505,200  shares held  in the  name of  her spouse,
          Edward M. Harvey.   Bonnie P. Harvey is  the spouse of Edward
          M. Harvey and the stepmother of Charles Harvey and Deborah Harvey, and the mother of Jill Pryor, Darby Boyd and Mark Guffin. Mrs. Harvey disclaims beneficial ownership over any of the shares held by all such persons.
     (4)  Charles Harvey is the son of Edward M. Harvey.
     (5)  Deborah Harvey is the daughter of Edward M. Harvey.
     (6)  Jill Pryor is the daughter of Bonnie Harvey.
     (7)  Darby Boyd is the daughter of Bonnie Harvey.
     (8)  Mark Guffin is the son of Bonnie Harvey.
     (9)  Ms. Miller's address is 18 Masters Place Cove, Maumelle,
          Arkansas, 72113.

     ITEM 13.  Certain Relationships and Related Transactions.
               ----------------------------------------------

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

          Except as set forth above, there have not been any transactions and currently there are no proposed transactions in which the amount involved exceeds $60,000 in which any director, officer, or 5% shareholder is involved during the fiscal year ended December 31, 2001.


                                  PART  IV


     ITEM 14.  Exhibits, Financial Statements and Reports  on Form 8-K:
               -------------------------------------------------------

          (a)(1) Financial Statements - See Index to Financial Statements on Page F-1 of this Annual Report on Form 10-K.

          (a)(2) Financial Statement Schedules included in Part IV of this Annual Report on Form 10-K. All schedules under the accounting regulations of the SEC are not required under the related instructions or are inapplicable and thus, have been omitted.

          (a)(3)    See  Exhibits  below.

          (b) No reports on Form 8-K were filed during the year ended December 31, 2001.

          (c)  Exhibits.
                 3.1*    Certificate of Incorporation of CONX  Capital
                         Corporation.
                 3.2*    Bylaws of CONX Capital Corporation.
                10.1*    CONX Capital Corporation 1998 Stock Compensation
                         Plan.

                    -----------_
                     * Previously filed as an Exhibit to the CONX Capital Corporation Form 10 filed August 3, 2000 (File No. 0-31235).

                                 SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CONX Capital Corporation


                                   By:       /s/ Edward M. Harvey
                                        --------------------------------
                                        Edward M. Harvey, President

                                        Dated:    April 15, 2002

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and all the dates indicated.

                             POWER OF ATTORNEY

          KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below appoints, Todd W. Tiefel, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

                                           /s/ Edward M. Harvey
                                   ------------------------------------
                                   Name:  Edward M. Harvey
                                   Capacity:  Chairman, Director and
                                              President
                                              (Principal Executive Officer)
                                   Dated:     April 15, 2002


                                           /s/ Todd W. Tiefel
                                   --------------------------------------
                                   Name:  Todd W. Tiefel
                                   Capacity:  Secretary, Treasurer and
                                              Director
                                              (Principal Financial and
                                               Accounting Officer)
                                   Dated:     April 15, 2002

                                           /s/ John P. Flahavin
                                   ---------------------------------------
                                   Name:  John P. Flahavin
                                   Capacity:  Director
                                   Dated:     April 15, 2002


                                           /s/ Theodore C. Skokos
                                   ----------------------------------------
                                   Name:  Theodore C. Skokos
                                   Capacity:  Director
                                   Dated:     April 15, 2002


                                           /s/ Michael Kelly Wooldridge
                                   ----------------------------------------
                                   Name:  Michael Kelly Wooldridge
                                   Capacity:  Director
                                   Dated:     April 15, 2002

                          CONX Capital Corporation

                Accountants' Report and Financial Statements
                --------------------------------------------

                       December 31, 2001, 2000 and 1999

                          CONX CAPITAL CORPORATION

                     DECEMBER 31, 2001, 2000 and 1999



   CONTENTS


                                                                 Page

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

        Statements of Cash Flows . . . . . . . . . . . . . . . .  F-5

        Notes to Financial Statements  . . . . . . . . . . . . .  F-6

                           Independent Accountants' Report





          Board of Directors
          CONX Capital Corporation
          Little Rock, Arkansas


          We have audited the accompanying balance sheets of CONX Capital Corporation as of December 31, 2001 and 2000, and the related statements of income, changes in stockholders' equity and cash flows for each of the years ended December 31, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CONX Capital Corporation as of December 31, 2001 and 2000, and

          the results of its operations and its cash flows for each of the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.




          BKD, LLP
          Little Rock, Arkansas
          February 22, 2002

                               CONX Capital Corporation
                                    Balance Sheets
                              December 31, 2001 and 2000



    Assets


                                                         2001       2000
                                                      --------------------


       Cash                                        $  888,826  $   227,948
       Accounts receivable - other                     87,974           --
       Accounts receivable - affiliated company            --       97,478
       Note receivable - affiliated company           739,027      125,000
       Equipment, at cost, net of accumulated
         depreciation                               6,452,176   10,152,605
                                                    ---------   ----------

                                                   $8,168,003  $10,603,031
                                                    =========   ==========

    Liabilities and Stockholders' Equity

         Liabilities
           Accrued expenses                        $       --  $    27,968
           Long-term debt                           5,183,758    9,031,653
           Deferred income taxes                    1,126,488      575,982
                                                    ---------   ----------

              Total liabilities                     6,310,246    9,635,603
                                                    ---------    ---------


         Stockholders' Equity
           Common stock, $.01 par value,
             authorized and issued 7,000,000
             shares                                    70,000      70,000
           Retained earnings                        1,805,757     915,428
                                                    ---------    --------
                                                    1,875,757     985,428

           Treasury stock, at cost, 350,000
             shares                                   (18,000)    (18,000)
                                                    ---------    --------

                                                    1,857,757     967,428
                                                    ---------    --------

                                                   $8,168,003 $10,603,031
                                                    =========  ==========


   See Notes to Financial Statements

                              CONX Capital Corporation

                                Statements of Income

                For the Years Ended December 31, 2001, 2000 and 1999


                                           2001         2000         1999
                                        ------------------------------------

       Lease Income                    $ 4,298,713  $ 4,326,287  $ 2,894,050
       Gain on sale of equipment           352,217           --           --
                                         ---------   ----------   ----------

                                         4,650,930    4,326,287    2,894,050
                                         ---------    ---------    ---------

       Operating Expenses
         Management fees                    60,000       60,000       60,000
         Depreciation                    2,582,008    2,585,711    1,662,136
         Professional fees                  38,994       31,406        7,894
         Directors fees                     20,000       20,000       20,000
         Rent                                6,000        6,000        6,000
         Taxes and licenses                 12,246       11,815        4,385
         Other                               3,376        1,962        1,387
         Interest expense                  529,441      735,871      539,815
                                         ---------    ---------    ---------

                                         3,252,065    3,452,765    2,301,617
                                         ---------    ---------    ---------

       Operating Income                  1,398,865      873,522      592,433

       Other Income
         Interest income                    41,970        8,888        2,830
                                         ---------    ---------    ---------

       Income Before Income Taxes        1,440,835      882,410      595,263

       Provision For Income Taxes          550,506      341,117      229,645
                                         ---------    ---------    ---------

       Net Income                       $  890,329   $  541,293   $  365,618
                                         =========    =========    =========

       Earnings Per Share
         Net income                     $  890,329   $  541,293   $  365,618
         Weighted average shares of
           common stock                  6,650,000    6,650,000    6,825,000
                                         ---------    ---------    ---------

          Basic earnings per share      $   0.1338   $   0.0814   $   0.0536
                                         =========    =========    =========






  See Notes to Financial Statements

                               CONX Capital Corporation

                    Statements of Changes in Stockholders' Equity

                 for the Years Ended December 31, 2001, 2000 and 1999





                                  Common     Retained    Treasury
                                   Stock     Earnings     Stock      Total
                                --------------------------------------------

   Balance, December 31, 1998   $  70,000   $  8,517   $    --   $   78,517

      Purchase of treasury
        stock                          --         --    (18,000)    (18,000)


      Net income                       --     365,618        --      365,618
                                  -------     -------    -------     -------

   Balance, December 31, 1999      70,000     374,135    (18,000)    426,135

      Net income                       --     541,293         --     541,293
                                  -------     -------     -------    -------

   Balance, December 31, 2000      70,000     915,428    (18,000)    967,428

       Net income                      --     890,329         --     890,329
                                  -------     -------     -------    -------

   Balance, December 31, 2001    $ 70,000  $1,805,757  $ (18,000) $1,857,757



  See Notes to Financial Statements

                               CONX Capital Corporation

                               Statements of Cash Flows

                 for the Years Ended December 31, 2001, 2000 and 1999



                                           2001          2000         1999
                                         ------------------------------------


       From Operating Activities

         Net income                   $   890,329   $   541,293   $   365,618
       Items not requiring
         (providing) cash
            Depreciation               2,582,008      2,585,711     1,662,136
            Deferred income taxes        550,506        341,117       229,645
            Gain on sale of equipment   (352,217)            --            --
       Changes in
         Accounts receivable               9,504        (60,472)      (37,006)
         Accounts payable and accrued
           expenses                      (27,968)       (76,800)       61,674
                                       ---------      ---------     ---------
             Net cash provided by
               operating activities    3,652,162      3,330,849     2,282,067
                                       ---------      ---------     ---------

       From Investing Activities

         Proceeds from sale of
           equipment                   1,470,638             --            --
         Purchase of property and
           equipment                          --     (4,846,336)   (4,951,308)
         Issuance of note receivable    (739,027)      (125,000)     (175,565)
         Collection of note
           receivable                    125,000        175,565            --
                                       ---------      ---------     ---------
       Net cash provided by (used in)
          investing activities           856,611     (4,795,771)   (5,126,873)
                                       ---------      ---------     ---------
       From Financing Activities

         Purchase of treasury stock           --             --       (18,000)
         Proceeds from issuance of
           long-term debt                428,102      4,846,336     4,951,308
         Payments on long-term debt   (4,275,997)    (3,250,669)   (2,076,308)
                                       ---------      ---------     ---------
            Net cash provided by
              (used in) financing
              activities              (3,847,895)     1,595,667     2,857,000
                                       ---------      ---------     ---------

       Net Increase in Cash              660,878        130,745        12,194

       Cash, Beginning of Year           227,948         97,203        85,009
                                       ---------      ---------     ---------

       Cash, End of Year             $   888,826    $   227,948    $   97,203
                                      ==========     ==========     =========


       Supplemental Cash Flows
         Information


           Interest paid             $   529,441    $   735,871    $   539,815



  See Notes to Financial Statements

                               CONX Capital Corporation

                            Notes to Financial Statements

                              December 31, 2001 and 2000



        Note 1:  Nature of Operations and Summary of Significant
                 Accounting Policies



            Nature of Operations

               CONX Capital Corporation, a Delaware Corporation, ("Company") is a specialty commercial finance company engaged in the business of originating and securing loans and equipment leases to smaller businesses, with a primary initial focus on regional trucking companies. The Company was organized in April 1998 with its headquarters located in Carson City, Nevada. The Company originates loans and leases through marketing offices located in Carson City, Nevada, and Little Rock, Arkansas. For the years ended December 31, 2001, 2000 and 1999, all lease income was derived from one affiliated company.


            Use of Estimates

               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


            Property and Equipment

               Property and equipment are depreciated over the estimated useful life of each asset. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements. Annual depreciation is primarily computed using accelerated methods.

            Income Taxes

               Deferred tax liabilities and assets are recognized for tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more than not that a deferred tax asset will not be realized.


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

               At December 31, 2001, the approximate future minimum lease incomes under these operating leases are as follows:


                  2002                                         $  445,000
                                                                =========

                               CONX Capital Corporation

                            Notes to Financial Statements

                              December 31, 2001 and 2000



            Earnings Per Share


               Earnings per share have been computed based upon the weighted-average common shares outstanding during each year.


            Operating Leases

               The Company leases equipment under noncancellable operating leases. These leases expire in 2002 and convert to a month to month basis if the Company does not receive notice of termination. These leases require the lessee to pay all executory costs (property taxes, maintenance and insurance). Rental income under these operating leases was $4,298,713, $4,326,287 and $2,894,050 for the years ended December 31, 2001, 2000 and 1999, respectively.

                 Equipment under operating leases consists of the following at December 31, 2001 and 2000:


                                                      2001       2000
                                                  ----------------------




                    Tractors                    $  9,077,742  $ 12,342,754
                    Trailers                       2,465,895     2,465,895
                                                 -----------   -----------
                                                  11,543,637    14,808,649
                    Less accumulated
                      depreciation                 5,091,461     4,656,044
                                                  ----------    ----------

                                                 $ 6,452,176  $ 10,152,605
                                                  ==========   ===========

            Income Taxes

               Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.


    Note 2:  Long-term Debt

                                                       2001        2000
                                                   -----------------------


        Notes payable - Navistar Financial
          Corporaton (A)                         $ 3,053,654   $ 6,334,717
        Note payable -  Banc One Leasing
          Corporation (B)                            568,005     1,058,067
        Note payable - Fleet Capital Leasing (C)     304,271       452,776
        Note payable - GE Capital (D)              1,257,828     1,186,093
                                                   ---------     ---------

                                                 $ 5,183,758   $ 9,031,653
                                                  ==========    ==========

                               CONX Capital Corporation

                            Notes to Financial Statements

                              December 31, 2001 and 2000






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

               (D) Due December 1, 2005; payable $39,854 monthly, including variable interest rates, 5.58% to 5.92% at December 31, 2001; secured by tractors. Note is guaranteed by Continental Express SD, Inc. (See Note 3)


         Aggregate annual maturities of long-term debt at December 31, 2001:


              2002                                              $  2,904,409
              2003                                                 1,518,126
              2004                                                   531,525
              2005                                                   229,698
                                                                  ----------

                                                                $  5,183,758
                                                                 ===========

    Note 3:  Income Taxes

       The provision for income taxes includes these components:


                                            2001         2000         1999
                                         -----------------------------------

          Taxes currently payable      $       --    $       --    $       --
          Deferred income taxes           550,506       341,117       229,645
                                         --------     ---------     ---------

                                       $  550,506    $  341,117    $  229,645
                                        =========     =========     =========


       A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:



                                            2001         2000          1999
                                         ------------------------------------


          Computed at the statutory
            rate (34%)                 $  489,884    $  300,019    $  202,389

          Increase resulting from:
            State income taxes net of
              federal tax benefit          60,622        41,098        27,256
                                        ---------     ---------     ---------

          Actual tax provision         $  550,506    $  341,117    $  229,645
                                        =========     =========     =========

                               CONX Capital Corporation

                            Notes to Financial Statements

                              December 31, 2001 and 2000






      The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:


                                          2001          2000         1999
                                       -------------------------------------

          Deferred tax assets:
          Net operating loss
            carryforwards (expiring
            2020)                     $   141,516   $   438,189    $  276,864

          Deferred tax liabilities:
            Accumulated depreciation   (1,268,004)   (1,014,171)     (511,729)
                                       ----------    ----------     ---------


          Net deferred tax liability  $(1,126,488)  $  (575,982)   $ (234,865)
                                       ==========    ==========     ==========

    Note 4:  Equipment


       Equipment consists of the following at December 31, 2001 and 2000:


                                                     2001         2000
                                               ----------------------------


            Tractors                           $  9,077,742    $ 12,342,754
            Trailers                              2,465,895       2,465,895
                                                 ----------      ----------
                                                 11,543,637      14,808,649
            Less accumulated depreciation         5,091,461       4,656,044
                                                 ----------      ----------

                                               $  6,452,176    $ 10,152,605
                                                 ==========      ==========


    Note 5:  Related Party Transactions


             The Company leases all of its equipment to Continental Express SD, Inc., an affiliated company, which has common ownership with the Company. The lessor is required to pay all executory costs (property taxes, maintenance and insurance). The Company uses the management and office supplies of Harvey, Inc., an affiliated Company, which is owned by a stockholder. The Company paid Harvey, Inc. $60,000 during 2001, 2000 and 1999 for management fees.

             At December 31, 2001 and 2000, the Company had a receivable from Harvey, Inc. in the amount of $739,027 and $125,000.

             At December 31, 2001, the approximate future minimum lease income under these operating leases are as follows:



                2002                                         $  445,000
                                                              =========