Form 10-Q
period 2001-12-31
CONX CAPITAL CORP
filed 2002-05-15
CIK 1119803

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 2002

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

     As of March 31, 2002, the Registrant had 6,650,000 shares of Common Stock, $.01 par value per share, outstanding.

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

                         CONX CAPITAL CORPORATION

            Accountants' Report and Condensed Financial Statements

                   March 31, 2002 and December 31, 2001

                              Conx Capital Corporation
                        March 31, 2002 and December 31, 2001


          Contents


            Independent Accountants' Report  . . . . . . . . . . .  4



            Financial Statements


              Balance Sheets . . . . . . . . . . . . . . . . . . .  5

              Statements of Income . . . . . . . . . . . . . . . .  6

              Statements of Stockholders' Equity . . . . . . . . .  7

              Statements of Cash Flows . . . . . . . . . . . . . .  8

              Notes to Financial Statements  . . . . . . . . . . .  9

                           Independent Accountants' Report



          Board of Directors
          CONX Capital Corporation
          Little Rock, Arkansas


          We have reviewed the balance sheet of Conx Capital Corporation as of March 31, 2002 and the related statements of income, changes in stockholder's equity and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

          Based on our reviews we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

          We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of December 31, 2001 and the related statements of income, statements of stockholders' equity and cash flows for the year then ended and in our report dated February 22, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



          Little Rock, Arkansas

          May 10, 2002

                              Conx Capital Corporation

                                   Balance Sheets

                        March 31, 2002 and December 31, 2001



   Assets


                                                     March 31,   December
                                                        2002       31,
                                                     (Unaudited)   2001
                                                     ---------------------



        Cash                                      $   143,309  $   888,826

        Accounts receivable - other                        --       87,974
        Notes receivable - affiliated companies 1,457,891 739,027 Equipment, at cost, net of accumulated
          depreciation                              5,943,703    6,452,176
                                                    ---------    ---------

                                                  $ 7,544,903  $ 8,168,003
                                                   ==========   ==========


   Liabilities and Stockholders' Equity

     Liabilities

        Long-term debt                            $ 4,243,680  $ 5,183,758
        Deferred income taxes                       1,247,859    1,126,488
                                                    ---------    ---------

          Total liabilities                         5,491,539    6,310,246
                                                    =========    =========

   Stockholders' Equity

        Common stock, $.01 par value, authorized
          and issued 7,000,000 shares                   70,000      70,000
        Retained earnings                            2,001,364   1,805,757
                                                     ---------   ---------
                                                     2,071,364   1,875,757
        Treasury stock, at cost, 350,000 shares        (18,000)    (18,000)
                                                     ---------   ---------

                                                     2,053,364   1,857,757
                                                     ---------   ---------
                                                   $ 7,544,903 $ 8,168,003
                                                     =========   =========


    See Notes to Financial Statements
     and Accountants' Review Report                                      5

                              Conx Capital Corporation

                                Statements of Income

                     Three Months Ended March 31, 2002 and 2001


                                                  Three Months Ended March
                                                             31,

                                                      2002        2001
                                                  ------------------------
                                                         (Unaudited)



        Lease Income                             $   907,152   $  1,152,600
                                                  ----------    -----------

        Operating Expenses
          Management fees                             15,000         15,000
          Depreciation                               508,473        678,785
          Interest expense                            70,596        154,330
          Professional fees                            7,200          9,000
          Directors fees                               5,000          5,000
          Rent                                         1,500          1,500
          Taxes and licenses                             265          3,705
          Other                                        1,014             13
                                                  ----------    -----------

                                                     609,048        867,333
                                                  ----------    -----------


        Operating Income                             298,104        285,267


        Other Income                                  18,874          6,885
                                                  ----------    -----------

        Income Before Income Taxes                   316,978        292,152


        Provision for Income Taxes                   121,371        114,858
                                                  ----------    -----------

        Net Income                               $   195,607   $    177,294
                                                  ==========    ===========

        Earnings Per Share
          Net income                             $   195,607   $    177,294
          Weighted average shares of common
            stock                                  6,650,000      6,650,000
                                                   ---------    -----------

          Basic earnings per share               $    0.0294   $     0.0266
                                                  ==========    ===========



    See Notes to Financial Statements
      and Accountants' Review Report                                      6

                              Conx Capital Corporation

                         Statements of Stockholders' Equity

                     Three Months Ended March 31, 2002 and 2001



                                   Common   Retained    Treasury
                                    Stock    Earnings     Stock      Total
                                   ---------------------------------------


  Balance, December 31, 2000    $ 70,000   $ 915,428   $ (18,000)  $ 967,428


     Net income (unaudited)           --     177,294          --     177,294
                                 -------    --------     -------    --------


  Balance, March 31, 2001         70,000   1,092,722     (18,000)  1,144,722


     Net income                        --    713,035           --    713,035
                                 --------   --------      -------  ---------


  Balance, December 31, 2001       70,000  1,805,757     (18,000)  1,857,757


     Net income (unaudited)            --    195,607           --    195,607
                                  -------  ---------      -------  ---------


  Balance, March 31, 2002
    (Unaudited)                  $ 70,000  $2,001,364  $ (18,000) $2,053,364
                                  =======   =========   ========   =========












    See Notes to Financial Statements
      and Accountants' Review Report                                      7

                              Conx Capital Corporation

                              Statements of Cash Flows

                     Three Months Ended March 31, 2002 and 2001


                                                    March 31,    March 31,
                                                      2002         2001
                                                   (Unaudited)  (Unaudited)
                                                    ----------------------

        Operating Activities

          Net income                               $   195,607  $   177,294
          Items not requiring cash
            Depreciation                               508,473      678,785
            Deferred income taxes                      121,371      114,858


        Changes in
          Accounts receivable                           87,974          566
          Accounts payable and accrued expenses             --        4,480
                                                     ---------    ---------

            Net cash provided by operating
              activities                               913,425      975,983
                                                     ---------    ---------


        Investing Activities
          Increase in notes receivable                (718,864)    (216,051)
                                                      --------     --------

            Net cash used in investing
              activities                              (718,864)    (216,051)
                                                      --------     --------

        Financing Activities
          Payments on long-term debt                  (940,078)    (875,454)
                                                      --------    ----------

            Net cash used in financing
              activities                              (940,078)    (875,454)
                                                      --------    ---------

        Decrease in Cash                              (745,517)    (115,522)


        Cash, Beginning of Period                      888,826      227,948
                                                      --------     --------

        Cash, End of Period                         $  143,309   $  112,426
                                                     =========    =========


        Supplemental Cash Flow Information
          Interest paid                             $   70,596   $  154,330
                                                     =========    =========


    See Notes to Financial Statements
      and Accountants' Review Report                                      8

                              Conx Capital Corporation
                            Notes to Financial Statements
                        March 31, 2002 and December 31, 2001



 Note 1:  Nature of Operations and Summary of Significant Accounting Policies

    Nature of Operations

       CONX Capital Corporation, a Delaware Corporation, is a specialty commercial finance company engaged in the business of originating and securing loans and equipment leases to smaller businesses, with a primary initial focus on regional trucking companies. The Company was organized in April 1998 with its headquarters located in Carson City, Nevada. The Company originates loans and leases through marketing offices located in Carson City, Nevada, and Little Rock, Arkansas. For the three months ended March 31, 2002 and the year December 31, 2001, all lease income was derived from one affiliated company. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year.

    Accounting Policies

       All adjustments made to the unaudited financial statements were of a normal recurring nature. In the opinion of management, all adjustments necessary for a fair presentation of the results of interim periods have been made. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.


       These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10 filed with the Securities and Exchange Commission.

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

   Equipment

       Equipment is depreciated over the estimated useful life of each asset. Annual depreciation is computed using the straight-line method. Estimated useful lives are as follows:


       Tractors                                                5 years
       Trailers                                               10 years



   See Accountants' Review Report                                     9

                              Conx Capital Corporation
                            Notes to Financial Statements

                        March 31, 2002 and December 31, 2001




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

       At March 31, 2002, the approximate future minimum lease income under these operating leases are as follows:


                                                               (Unaudited)
                                                                ---------

       2002                                                   $   333,750
                                                               ==========

   Operating Leases

       The Company leases equipment under noncancellable operating leases. These leases expire in various years through 2002 and convert to a month to month basis if the Company does not receive notice of termination. These leases require the lessee to pay all executory costs (property taxes, maintenance and insurance). Rental income under these operating leases was $907,152 and $4,298,713 for the three months and year ended March 31, 2002 and December 31, 2001, respectively.

       Equipment under operating leases consists of the following at March 31, 2002 and December 31, 2001:

                                                     2002
                                                  (Unaudited)       2001
                                                  -------------------------


       Tractors                                  $  9,077,742  $  9,077,742
       Trailers                                     2,465,895     2,465,895
                                                   ----------    ----------
                                                   11,543,637    11,543,637
          Less accumulated depreciation             5,599,934     5,091,461
                                                   ----------    ----------
                                                 $  5,943,703  $  6,452,176
                                                   ==========    ==========



    See Notes to Financial Statements
      and Accountants' Review Report                                     10

                              Conx Capital Corporation
                            Notes to Financial Statements
                        March 31, 2002 and December 31, 2001



 Note 2:  Long-term Debt
                                                            (Unaudited)
                                                             ---------

          Note payable - Navistar Financial
            Corporation (A)                               $  2,620,745
          Note payable - Banc One Leasing Corp. (B)            440,445
          Note payable - Fleet Capital Leasing (C)             265,298
          Note payable - GE Capital Corporation (D)            917,192
                                                             ---------
                                                          $  4,243,680
                                                            ==========


    Aggregate annual maturities of long-term debt at March 31, 2002:

          2002                                            $  2,098,410
          2003                                               1,409,947
          2004                                                 531,625
          2005                                                 203,698
                                                             ---------
                                                          $  4,243,680
                                                            ==========


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

  Note 3:  Related Party Transactions

    The Company leases all of its equipment to Continental Express SD, Inc., an affiliated company, which has common ownership with the Company. The lessor is required to pay all executory costs (maintenance and insurance). The Company uses the management and office supplies of Harvey, Inc., an affiliated
    Company, which is owned by the Company's principal stockholder. The Company paid Harvey, Inc. $15,000 during the three months ended March 31, 2002 and March 31, 2001.

    The Company had a note receivable from Harvey Manufacturing
    Corporation in the amount of $753,226 at March 31, 2002 and December 31, 2001, respectively.


    See Notes to Financial Statements
      and Accountants' Review Report                                     11

                              Conx Capital Corporation
                            Notes to Financial Statements

                        March 31, 2002 and December 31, 2001



      The Company had a note receivable from Continental Express
      SD, Inc., in the amount of $704,665 at March 31, 2002.

      At March 31, 2002, the approximate future minimum lease income under these operating leases are as follows:


                                                              (Unaudited)
                                                              -----------
      2002                                                   $   333,750
                                                              ==========



  Note 4:  Income Taxes

    The provision for income taxes includes these components:


                                                                  March 31,
                                                      2002           2001
                                                   (Unaudited>   (Unaudited)
                                                    ---------     ---------


       Deferred income taxes                       $  121,371    $  114,858
                                                    ---------     ---------

                                                   $  121,371    $  114,858
                                                    =========     =========


    A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

                                                                 March 31,
                                                     2002          2001
                                                  (Unaudtied)   (Unaudited)
                                                   ---------     ---------


      Computed at the statutory rate (34%)         $  107,773   $  112,829


        Increase resulting from
          State income taxes - net of federal
            tax benefit                                13,598        2,029
                                                     --------     --------

        Actual tax provision                       $  121,371   $  114,858
                                                    =========    =========

   The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:


                                                                December 31,
                                                     2002          2001
                                                 (Unaudited)   (Unaudited)
                                                  ---------     ---------

      Deferred tax assets
        Net operating loss carryforwards
          (expiring 2020)                        $     24,451  $   141,516


      Deferred tax liabilities
        Accumulated depreciation                  (1,272,310)   (1,268,004)
                                                   ---------     ---------

       Net deferred tax liability                $(1,247,859)  $(1,126,488)
                                                   =========     =========



   See Accountants' Review Report                                        12

                              Conx Capital Corporation
                            Notes to Financial Statements
                        March 31, 2002 and December 31, 2001



  Note 5:  Equipment

   Equipment consists of the following at March 31, 2002 and December 31, 2001:

                                                      2002
                                                  (Unaudited)      2001
                                                   ---------    ----------


        Tractors                                 $ 9,077,742   $ 9,077,742
        Trailers                                   2,465,895     2,465,895
                                                  ----------   -----------
                                                  11,543,637    11,543,637
        Less accumulated depreciation              5,599,934     5,091,461
                                                  ----------    ----------

                                                 $ 5,943,703   $ 6,452,176
                                                  ==========    ==========




   See Accountants' Review Report                                       13

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

     Results of Operations

          Three Month Period ended March 31, 2002

     Lease income was $907,152 for the quarter ended March 31, 2002, as compared to $1,152,600 for the same period in 2001, a decrease of $245,448 or 21.3%. Operating expenses (consisting primarily of interest and depreciation) for the three month period ended March 31, 2002 were $609,048, and operating expenses as a percentage of lease income were 67.1. For the same period in 2001, operating expenses were $867,333, a decrease of $258,285 or 29.8%. Operating expenses as a percentage of lease income were 75.3% for the first quarter of 2001.

     Income from operations for the quarter ended March 31, 2002 was $298,104, as compared to $285,267 for the first quarter of 2001, resulting in an increase of $12,837 or 4.3% in 2002 over 2001. Other income for the three month period ended March 31, 2002 was $18,874, as compared to $6,885 for the first quarter of 2001. Income before income taxes for the quarter ended March 31, 2002 was $316,978, with a provision for income taxes of $121,371, resulting in net income for the three month period ended March 31, 2002 of $195,607. For the quarter ending March 31, 2001, income before income taxes was $292,152, with a provision for taxes of $114,858 resulting in net income for the period of 177,294. As a result, income before income taxes increased $24,826 or 7.8% and net income increased $18,313 or 9.4% for the first quarter of 2002 over the same period in 2001.

     Liquidity and Capital Resources

          The Company's current assets and working capital are sufficient to meet its needs for the next twelve months of operation as the Company is currently operating. However, the Company has an ongoing need to finance its lending activities. This need is expected to increase as the volume of the Company's loan and lease originations increase. The Company's primary cash requirements include the funding of (i) loans and leases pending their sale, (ii) overcollateralization or reserve account requirements in connection with loans pooled and sold, (iii) interest, fees, and expenses associated with the Company's warehouse credit and repurchase facilities with certain financial institutions, (iv) federal and state income tax payments, and (v) ongoing administrative and other operating expenses. To date, the Company currently has funded these cash requirements by credit facilities granted by Navistar Financial Corporation, Banc One Leasing Corporation, GE Capital Corporation and Fleet Capital Leasing and guaranteed by the Company's affiliate, Continental Express SD, Inc. The Company anticipates that it will rely more heavily on securitizations, whole loan and lease sales, and borrowings as its cash requirements increase.

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


     ITEM  3.  Quantitative  and Qualitative Disclosures  About Market
               Risk


          Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. The Company handles market risks in accordance with its established policies; however, the Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company does not have financial instruments to manage and reduce the impact of changes in interest rates at March 31, 2002 and December 31, 2001. The Company held various financial instruments at March 31, 2002 and 2001, consisting of financial assets and liabilities reported in the Company's Balance Sheets. (For additional information regarding these financial instruments, refer to
     Note 2 to the Company's financial statements.)

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

                                        Dated:   May 15, 2002

                                   By:   /s/ Todd W. Tiefel
                                        ------------------------------------
                                        Todd W. Tiefel, Secretary, Treasurer
                                        and Director (Principal Financial and
                                        Accounting Officer)

                                        Dated:   May 15, 2002