Form 10-Q
period 2002-06-30
CONX CAPITAL CORP
filed 2002-08-14
CIK 1119803

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                For the Quarterly Period Ended June 30, 2002

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

     As of June 30, 2002, the Registrant had 6,650,000 shares of Common Stock, $.01 par value per share, outstanding.

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

                             CONX Capital Corporation

                   Accountants' Report and Financial Statements

                       June 30, 2002 and December 31, 2001

                         CONX Capital Corporation
                   June 30, 2002 and December 31, 2001




  Contents

    Independent Accountants' Report...............................4

    Financial Statements

      Balance Sheets..............................................5

      Statements of Income........................................6

      Statements of Stockholders' Equity..........................7

      Statements of Cash Flows....................................8

      Notes to Financial Statements...............................9

                      Independent Accountants' Report



    Board of Directors
    CONX Capital Corporation
    Little Rock, Arkansas


    We have reviewed the balance sheet of CONX Capital Corporation as of June 30, 2002 and the related statements of income for the three-month and six-month periods ended June 30, 2002 and 2001, and the statements of stockholders' equity and cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

    Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

    We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of December 31, 2001 and the related statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 22, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.




                              /s/ BKD, LLP


Little Rock, Arkansas
July 23, 2002

                        CONX Capital Corporation
                             Balance Sheets
                   June 30, 2002 and December 31, 2001

    Assets

                                                         2002        2001
                                                    (Unaudited)
                                                   ---------------------------

      Cash                                         $   138,444     $   888,826

      Accounts receivable - affiliated company             --           87,974
      Notes receivable - affiliated companies        1,620,382         739,027
      Equipment, at cost, net of accumulated
        depreciation                                 5,414,517       6,452,176
                                                   -----------      ----------

                                                   $ 7,173,343     $ 8,168,003
                                                   ===========     ===========


    Liabilities and Stockholders' Equity

      Liabilities
        Income taxes payable                       $   209,431     $       --
        Long-term debt                               3,556,210       5,183,758
        Deferred income taxes                        1,129,705       1,126,488
                                                    ----------      ----------

           Total liabilities                         4,895,346       6,310,246
                                                    ----------      ----------

    Stockholders' Equity
      Common stock, $.01 par value, authorized
         and issued 7,000,000 shares                   70,000          70,000
    Retained earnings                               2,225,997       1,805,757
                                                   ----------      ----------
                                                    2,295,997       1,875,757

    Treasury stock, at cost, 350,000 shares           (18,000)        (18,000)
                                                   ----------      ----------

                                                    2,277,997       1,857,757
                                                   ----------      ----------

                                                  $ 7,173,343     $ 8,168,003
                                                   ==========      ==========

                          Statements of Income
                       Three Months and Six Months
                       Ended June 30, 2002 and 2001


                        Three Months Ended June 30,  Six Months Ended June 30,
                              2002         2001         2002       2001
                        ------------------------------------------------------
                                (Unaudited)               (Unaudited)


   Lease Income        $   898,209   $ 1,152,600     $ 1,805,361   $ 2,305,200
                        ----------    ----------      ----------    ----------

   Operating Expenses
     Management fees        15,000        15,000          30,000        30,000
     Depreciation          514,121       678,785       1,022,594     1,357,570
     Interest expense       62,566       149,004         133,162       303,334
     Professional fees      11,781        12,444          18,981        21,444
     Directors' fees         5,000         5,000          10,000        10,000
     Rent                    1,500         1,500           3,000         3,000
     Taxes and licenses      1,160         4,861           1,425         8,566
     Other                     107           113           1,121           126
                        ----------     ---------       ---------     ---------

                           611,235       866,707       1,220,283     1,734,040
                        ----------     ---------       ---------     ---------

   Operating Income        286,974       285,893         585,078       571,160

   Other Income             28,936         8,256          47,810        15,141
                        ----------     ---------       ---------    ----------

   Income Before Income
     Taxes                 315,910       294,149         632,888       586,301

   Provision for Income
     Taxes                  91,277       113,601         212,648       228,459
                        ----------     ---------       ---------    ----------

   Net Income          $   224,633   $   180,548     $   420,240   $   357,842
                        ==========    ==========      ==========    ==========

   Earnings Per Share
      Net income       $   224,633   $   180,548     $   420,240   $   357,842

   Weighted average
     shares of common
     stock               6,650,000     6,650,000       6,650,000     6,650,000
                        ----------    ----------      ----------    ----------

   Basic earnings per
     share             $     .0338   $     .0272     $     .0632   $     .0538
                        ==========    ==========      ==========    ==========






   See Notes to Financial Statements

                       CONX Capital Corporation
               Statements of Changes in Stockholders' Equity
                 Six Months Ended June 30, 2002 and 2001



                                   Common     Retained    Treasury
                                    Stock     Earnings     Stock       Total
                                 ---------------------------------------------


   Balance, January 1, 2000   $   70,000   $  915,428   $ (18,000)  $  967,428

     Net income (unaudited)           --      357,842           --     357,842
                                --------    ---------    ---------   ---------

   Balance, June 30, 2001         70,000    1,273,270      (18,000)  1,325,270


     Net income (unaudited)           --      532,487           --     532,487
                               ---------  -----------   -----------  ---------


   Balance, December 31, 2001     70,000    1,805,757      (18,000)  1,857,757

   Net income (unaudited)             --      420,240           --     420,240
                               ---------  -----------   -----------  ---------

   Balance, June 30, 2002
     (Unaudited)              $   70,000  $ 2,225,997   $  (18,000) $2,277,997
                               =========  ===========    =========   =========








   See Notes to Financial Statements

                         CONX Capital Corporation
                         Statements of Cash Flows
                  Six Months Ended June 30, 2002 and 2001


                                                    2002            2001
                                                 (Unaudited)     (Unaudited)
                                                -----------------------------
    Operating Activities

      Net income                                $    420,240    $   357,842
      Items not requiring (providing) cash
        Depreciation                               1,022,594      1,357,570
        Gain on sale of equipment                     (6,435)        (3,738)
        Deferred income taxes                          3,217        228,459
      Changes in
        Accounts receivable                           87,974            566
        Accounts payable and accrued expenses        209,431         (3,500)
                                                  ----------      ----------
          Net cash provided by operating
             activities                            1,737,021       1,937,199
                                                  ----------      ----------

    Investing Activities
      Proceeds from sale of equipment                 21,500          31,500
      Increase of notes receivable                  (881,355)       (322,255)

                                                  ----------      ----------

      Net cash used in investing activities         (859,855)       (290,755)
                                                  ----------      -----------

    Financing Activities
      Payments on long-term debt                  (1,627,548)     (1,832,124)
                                                  ----------      ----------

        Net cash used in financing activities     (1,627,548)     (1,832,124)
                                                  ----------      ----------

    Decrease in Cash                                (750,382)       (185,680)

    Cash, Beginning of Period                        888,826         227,948
                                                  ----------      ----------

    Cash, End of Period                          $   138,444     $    42,268
                                                  ==========      ==========

    Supplemental Cash Flows Information

      Interest paid                              $   133,162     $   303,334


   See Notes to Financial Statements

                         CONX Capital Corporation

                       Notes to Financial Statements

                    June 30, 2002 and December 31, 2001



    Note 1:   Nature of Operations and Summary of Significant Accounting
              Policies


      Nature of Operations

        CONX Capital Corporation, a Delaware Corporation, is a specialty commercial finance company engaged in the business of originating and securing loans and equipment leases to smaller businesses, with a primary initial focus on regional trucking companies. The Company was organized in April 1998 with its headquarters located in Carson City, Nevada. The Company originates loans and leases through marketing offices located in Carson City, Nevada, and Little Rock, Arkansas. For the periods ended June 30, 2002 and 2001, all lease income was derived from one affiliated company.


      Accounting Policies

        All adjustments made to the unaudited financial statements were of a normal recurring nature. In the opinion of management, all adjustments necessary for a fair presentation of the results of interim period have been made. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

        These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10 filed with the Securities and Exchange
        Commission.

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

        At June 30, 2002, the approximate future minimum lease income under these operating leases are as follows:

                                                       (Unaudited)
                                                       -----------

           2002                                        $  222,498
                                                        =========



     Operating Leases

        The Company leases equipment under noncancellable operating leases. These leases expire in various years through 2002 and convert to a month-to-month basis if the Company does not receive notice of termination. These leases require the lessee to pay all executory costs (property taxes, maintenance and insurance). Rental income under these operating leases was $1,805,361 and $2,305,200 for the six months ended June 30, 2002 and 2001, respectively.

        Equipment under operating leases consists of the following at June 30, 2002 and December 31, 2001:


                                               2002
                                           (Unaudited)         2001
                                        --------------------------------

          Tractor                         $ 9,008,213     $ 9,077,743
          Trailers                          2,465,894       2,465,894
                                           ----------      ----------
                                           11,474,107      11,543,637

          Less accumulated depreciation     6,059,590       5,091,461
                                          -----------     -----------

                                          $ 5,414,517     $ 6,452,176
                                           ==========      ==========

                         CONX Capital Corporation

                       Notes to Financial Statements

                    June 30, 2002 and December 31, 2001





    Note 2:   Long-term Debt

                                                           (Unaudited)
                                                          -------------

       Note payable - Navistar Financial Corp. (A)         $ 2,174,876
       Note payable - Banc One Leasing Corp. (B)               310,801
       Note payable - Fleet Capital Leasing (C)                223,826
       Note payable - GE Capital Corp. (D)                     846,707
                                                            ----------

                                                           $ 3,556,210
                                                            ==========



    Aggregate annual maturities of long-term debt at June 30, 2002:

           2002                                            $ 1,410,940
           2003                                              1,409,947
           2004                                                531,625
           2005                                                203,698
                                                             ---------

                                                           $ 3,556,210
                                                            ==========



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

    NOTE 3:   Related Party Transactions

       The Company leases all of its equipment to Continental Express SD, Inc., an affiliated company, which has common ownership with the Company. The lessor is required to pay all executory costs (property taxes, maintenance and insurance). The Company uses the management and office supplies of Harvey, Inc., an affiliated company, which is owned by the Company's principal stockholder. The Company paid Harvey, Inc. $30,000 during the six months ended June 30, 2002 and 2001, for management fees.

                         CONX Capital Corporation

                       Notes to Financial Statements

                    June 30, 2002 and December 31, 2001




       The Company has a note receivable from Harvey Manufacturing, LLC, an affiliated company, in the amount of $767,583 and $739,027 at June 30, 2002 and December 31, 2001,
       respectively.  This note bears interest at 8.25%.

       The Company has a note receivable from Continental Express
       SD, Inc., an affiliated company, in the amount of $852,799 at June 30, 2002. This note bears interest at 8.25%.

       At June 30, 2002, the approximate future minimum lease income under these operating leases are as follows:

                                                            (Unaudited)
                                                           -------------

               2002                                         $  222,498
                                                             =========



    Note 4:   Income Taxes

      The provision for income taxes includes these components:

                                                  2002          2001
                                              (Unaudited)   (Unaudited)
                                             ---------------------------

        Taxes currently payable              $  209,431      $      --
        Deferred income taxes                     3,217         228,459
                                              ---------       ---------

                                             $  212,648      $  228,459
                                              =========       =========

                         CONX Capital Corporation

                       Notes to Financial Statements

                    June 30, 2002 and December 31, 2001


        A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:


                                                  2002         June 30, 2001
                                               (Unaudited)       (Unaudited)
                                              -------------------------------

          Computed at the statutory rate (34%)  $  215,182       $  199,342

          Increase (decrease) resulting from
            Other                                   (2,534)          29,117
                                                 ---------        ---------

          Actual tax provision                  $  212,648       $  228,459
                                                 =========        =========


        The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

                                                 2002          December 31,
                                              (Unaudited)          2001
                                             -------------------------------
           Deferred tax assets
             Net operating loss carryforwards
               (expiring 2019)                 $        --      $   434,425

           Deferred tax liabilities
             Accumulated depreciation            (1,129,705)     (1,238,866)
                                                 -----------     -----------

           Net deferred tax liability          $ (1,129,705)    $  (804,441)
                                                ===========      ==========


Note 5:   Equipment

        Equipment consists of the following at June 30, 2002 and December 31, 2001:

                                                2002
                                             (Unaudited)           2001
                                             -------------------------------



              Tractors                        $ 9,008,213        $ 9,077,743
              Trailers                          2,465,894          2,465,894
                                              -----------        -----------
                                               11,474,107         11,543,637
              Less accumulated depreciation     6,059,590          5,091,461
                                              -----------        -----------

                                             $ 5,414,517         $ 6,452,176
                                              ==========          ==========

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

     Results of Operations

          Three Month Period ended June 30, 2002

     Lease income was $898,209 for the quarter ended June 30, 2002, as compared to $1,152,600 for the same period in 2001, a decrease of $254,391 or 22.1%. Operating expenses (consisting primarily of interest and depreciation) for the three month period ended June 30, 2002 were $611,235, and operating expenses as a percentage of lease income were 68.1%. For the same period in 2001, operating expenses were $866,707, a decrease of $255,472 or 29.5%. Operating expenses as a percentage of lease income were 75.2% for the second quarter of 2001.

     Income from operations for the quarter ended June 30, 2002 was $286,974, as compared to $285,893 for the second quarter of 2001, resulting in an increase of $1,081 or 0.4% in 2002 over 2001. Other income for the three month period ended June 30, 2002 was $28,936, as compared to $8,256 for the second quarter of 2001. Income before income taxes for the quarter ended June 30, 2002 was $315,910, with a provision for income taxes of $91,277, resulting in net income for the three month period ended June 30, 2002 of $224,633. For the quarter ending June 30, 2001, income before income taxes was $294,149, with a provision for income taxes of $113,601 resulting in net income for the period of $180,584. As a result, income before income taxes increased $21,761 or 7.4% and net income increased $44,085 or 24.4% for the second quarter of 2002 over the same period in 2001.

     Six Month Period Ended June 30, 2002


     Lease income was $1,805,361 for the six months ended June 30, 2002, as compared to $2,305,200 for the same period in 2001, a decrease of $499,839 or 21.7%. Operating expenses (consisting primarily of interest and depreciation) for the six month period ended June 30, 2002 were $1,220,283 and operating expenses as a percentage of lease income were 67.6%. For the same period in 2001, operating expenses were $1,734,040, a decrease of $513,757 or 29.7%. Operating expenses as a percentage of lease income were 75.2% for the first six months of 2001.

     Income from operations for the six months ended June 30, 2002 was $585,078, as compared to $571,160 for the first six months of 2001, resulting in an increase of $13,918 or 2.4% in
     2002 over 2001. Other income for the six month period ended June 30, 2002 was $47,810 as compared to $15,141 for the first six months of 2001. Income before income taxes for the six month period ended June 30, 2002 was $632,888, with a provision for income taxes of $212,648, resulting in net income for the six month period ended June 30, 2002 of $420,240. For the six month period ended June 30, 2001, income before income taxes was $586,301, with a provision for income taxes of $228,459, resulting in net income for the period of $357,842. As a result, income before income taxes increased $46,587 or 7.9% and net income increased $62,398 or 17.4% for the first six months of 2002 over the same period in 2001.

     Liquidity and Capital Resources

          The Company's current assets and working capital are sufficient to meet its needs for the next twelve months of operation as the Company is currently operating. However, the Company has an ongoing need to finance its lending activities. This need is expected to fluctuate as the volume of the Company's loan and lease originations increase and decrease over the next twelve months. The Company's primary cash requirements include the funding of (i) loans to affiliated entities entering into equipment leases, (ii) overcollateralization or reserve account requirements in connection with loans pooled and sold, (iii) interest, fees, and expenses associated with the Company's warehouse credit and repurchase facilities with certain financial institutions, (iv) federal and state income tax payments, and (v) ongoing administrative and other operating expenses. To date, the Company currently has funded these cash requirements by credit facilities granted by Navistar Financial Corporation, Banc One Leasing Corporation, GE Capital Corporation and Fleet Capital Leasing and guaranteed by the Company's affiliate, Continental Express SD, Inc.


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


     ITEM  3.  Quantitative  and Qualitative Disclosures  About Market
               Risk


          Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. The Company handles market risks in accordance with its established policies; however, the Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company does not have financial instruments to manage and reduce the impact of changes in interest rates at June 30, 2002 and December 31, 2001. The Company held various financial instruments at June 30, 2002 and 2001, consisting of financial assets and liabilities reported in the Company's Balance Sheets. (For additional information regarding these financial instruments, refer to
     Note 2 to the Company's financial statements.)

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


     ITEM 5.  Other Information

     None


     ITEM 6. (a)   Exhibits and Reports on Form 10-Q


     Exhibit Number                      Description of Exhibit
     --------------                      ----------------------

     99.1 Certificate of Chief Executive Officer of CONX Captial Corporation pursuant to 18 U.S.C. Section 1350.


     99.2 Certificate of Chief Financial Officer of CONX Captial Corporation pursuant to 18 U.S.C. Section 1350.




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

                                        Dated:   August 15, 2002

                                   By:   /s/ Todd W. Tiefel
                                        ------------------------------------
                                        Todd W. Tiefel, Secretary, Treasurer
                                        and Director (Principal Financial and
                                        Accounting Officer)

                                        Dated:   August 15, 2002

                                                          Exhibit 99.1




                     CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                            OF CONX CAPTIAL CORPORATION
                        PURSUANT TO 18 U.S.C. SECTION 1350



        In connection with the accompanying report on Form 10-Q for the period ending June 30, 2002 and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward
   M. Harvey, Chief Executive Officer of CONX Capital Corporation, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, that:


                 1. The report fully complies with the requirements of Section 13 (a) or 15 (d) of the Secutities Exchange act of 1934; and

                 2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.



                                            /s/ Edward M. Harvey
                                            ---------------------------
                                            Edward M. Harvey
                                            Chief Executive Officer

                                                          Exhibit 99.2




                      CERTIFICATION OF CHIEF FINANCIAL OFFICER
                            OF CONX CAPTIAL CORPORATION
                        PURSUANT TO 18 U.S.C. SECTION 1350



        In connection with the accompanying report on Form 10-Q for the period ending June 30, 2002 and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Todd W. Tiefel, Chief Financial Officer of CONX Capital Corporation, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, that:


                 1. The report fully complies with the requirements of Section 13 (a) or 15 (d) of the Secutities Exchange act of 1934; and

                 2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.



                                            /s/ Todd W. Tiefel
                                            ----------------------------
                                            Todd W. Tiefel
                                            Chief Financial Officer