Form 10-Q
period 2002-09-30
CONX CAPITAL CORP
filed 2002-11-15
CIK 1119803

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

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

     As of September 30, 2002, the Registrant had 6,650,000 shares of Common Stock, $.01 par value per share, outstanding.

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

                       CONX Capital Corporation

             Accountants' Report and Financial Statements

               September 30, 2002 and December 31, 2001

                         CONX Capital Corporation
                 September 30, 2002 and December 31, 2001


   Contents

     Independent Accountants' Report............................... 4

     Financial Statements
       Balance Sheets.............................................. 5
       Statements of Income........................................ 6
       Statements of Stockholders' Equity.......................... 7
       Statements of Cash Flows.................................... 8
       Notes to Financial Statements............................... 9

                      Independent Accountants' Report



   Board of Directors
   CONX Capital Corporation
   Little Rock, Arkansas



   We have reviewed the balance sheet of CONX Capital Corporation as of September 30, 2002, and the related statements of income for the three-month and nine-month periods ended September 30, 2002 and 2001, and the statements of stockholders' equity and cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

   We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of December 31, 2001, and the related statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 22, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                  /s/BKD, LLP



   Little Rock, Arkansas
   October 29, 2002

                        CONX Captial Corporation

                             Balance Sheets

                 September 30, 2002 and December 31, 2001



   Assets
                                                2002
                                            (Unaudited)       2001
                                             ---------     ----------

   Cash                                      $   89,512    $  888,826
   Accounts receivable                           56,529        87,974
   Note receivable - affiliated company       2,051,582       739,027
   Equipment, at cost, net of accumulated
     depreciation                             4,383,970     6,452,176
                                             ----------    ----------

                                             $6,581,593    $8,168,003
                                              =========     =========


   Liabilities and Stockholders' Equity

     Liabilities

       Accounts payable                      $   13,578   $        --
       Income taxes payable                     388,610            --
       Long-term debt                         2,649,958     5,183,758
       Deferred income taxes                  1,000,924     1,126,488
                                              ---------     ---------
         Total liabilities                    4,053,070     6,310,246
                                              ---------     ---------

   Stockholders' Equity
     Common stock, $.01 par value,
      authorized and issued 7,000,000
      shares                                    70,000        70,000
   Retained earnings                         2,476,523     1,805,757
                                             ---------   -----------
                                             2,546,523     1,875,757
   Treasury stock, at cost, 350,000
     shares                                   (18,000)      (18,000)
                                             ---------   -----------

                                            2,528,523     1,857,757
                                            ---------     ---------

                                           $6,581,593    $8,168,003
                                            =========     =========


  See Notes to Financial Statements

                          CONX Captial Corporation

                            Statements of Income

                       Three Months and Nine Months

                     Ended September 30, 2002 and 2001



                              Three Months Ended        Nine Months Ended
                                 September 30,            September 30,
                              2002          2001        2002         2001
                              ------------------        -----------------
                                  (Unaudited)             (Unaudited)



   Lease Income          $  807,764    $1,129,525    $2,613,125    $3,434,725
   Operating Expenses
     Management fees         15,000        15,000        45,000        45,000
     Depreciation           519,772       636,649     1,542,366     1,994,219
     Interest expense        55,304       125,119       188,466       432,191
     Professional fees        7,200         7,200        26,181        28,644
     Directors' fees          5,000         5,000        15,000        15,000
     Rent                     1,500         1,500         4,500         4,500
     Taxes and licenses          --         1,840         1,425        10,406
     Other                     (475)           80           646           206
     Gain on sale of
       equipment           (161,031)     (133,390)     (161,031)     (137,128)
                          ----------    ----------    ----------    ----------

                            442,270       658,998     1,662,553     2,393,038
                          ---------     ---------     ---------    ----------

   Operating Income         365,494       470,527       950,572     1,041,687

   Other Income              17,930        12,276        65,740        27,417
                          ---------     ---------     ---------    ----------

   Income Before Income
     Taxes                  383,424       482,803     1,016,312     1,069,104

   Provision for Income
     Taxes                  132,898       188,223       345,546       416,651
                          ---------     ---------     ---------     ---------

   Net Income            $  250,526    $  294,580    $  670,766    $  652,453
                          =========     =========     =========     =========

   Earnings Per Share
     Net income          $  250,526    $  294,580    $  670,766    $  652,453

   Weighted average
     shares of common
     stock                6,650,000     6,650,000     6,650,000     6,650,000
                          ---------     ---------     ---------     ---------
   Basic earnings per
     share               $    .0377    $    .0443    $    .1009    $    .0981
                          =========     =========     =========     =========




  See Notes to Financial Statements

                          CONX Captial Corporation

                    Statements of Stockholders' Equity

               Nine Months Ended September 30, 2002 and 2001



                                Common    Retained     Treasury
                                 Stock    Earnings      Stock        Total
                                ------    --------     --------     -------

   Balance, January 1, 2001   $  70,000  $  915,428  $  (18,000)  $  967,428

     Net income (unaudited)          --     652,453          --      652,453
                                -------   ---------   ----------   ---------

   Balance, September 30, 2001   70,000   1,567,881     (18,000)   1,619,881


     Net income (unaudited)          --     237,876           --     237,876
                                -------   ---------   ----------   ---------

   Balance, December 31, 2001   70,000    1,805,757     (18,000)   1,857,757


      Net income (unaudited)         --     670,766           --     670,766
                                -------   ---------   ----------   ---------

   Balance, September 30,
     2002 (Unaudited)         $  70,000  $2,476,523  $  (18,000)  $2,528,523
                               ========   =========   ==========   =========









  See Notes to Financial Statements

                         CONX Captial Corporation

                         Statements of Cash Flows

              Nine Months Ended September 30, 2002 and 2001



                                             2002          2001
                                         (Unaudited)    (Unaudited)
                                          ---------      ---------

   Operating Activities

     Net income                          $   670,766    $   652,453
     Items not requiring cash
       Depreciation                        1,542,366      2,695,762
       Gain on sale of equipment            (161,031)            --
       Deferred income taxes                (125,564)       416,651
     Changes in
       Accounts receivable                    31,445            566
       Accounts payable                      402,188         22,989
                                           ---------      ---------

          Net cash provided by
            operating activities           2,360,170      3,788,421
                                           ---------      ---------


   Investing Activities
     Proceeds from sale of equipment         686,871             --
     Advances to affiliate                (1,312,555)      (599,512)
                                           ----------     ----------

         Net cash used in investing
           activities                       (625,684)      (599,512)
                                           ----------     ----------

   Financing Activities
     Payments on long-term debt           (2,533,800)    (3,154,681)
                                           ----------     ----------

         Net cash used in financing
           activities                     (2,533,800)    (3,154,681)
                                           ---------      ---------

   Increase (Decrease) in Cash              (799,314)        34,228

   Cash, Beginning of Period                 888,826        227,948
                                           ---------      ---------

   Cash, End of Period                   $    89,512    $   262,176
                                          ==========     ==========


   Supplemental Cash Flows Information

     Interest paid                       $   188,466    $   432,191




  See Notes to Financial Statements

                         CONX Captial Corporation
                       Notes to Financial Statements
                  September 30, 2002 and December 31, 2001





 Note 1: Nature of Operations and Summary of Significant Accounting Policies


  Nature of Operations

    CONX Capital Corporation, a Delaware Corporation, is a specialty commercial finance company engaged in the business of originating and securing loans and equipment leases to smaller businesses, with a primary initial focus on regional trucking companies. The Company was organized in April 1998 with its headquarters located in Carson City, Nevada. The Company originates loans and leases through marketing offices located in Carson City, Nevada and Little Rock, Arkansas.
    For the periods ended September 30, 2002 and 2001, all lease income was derived from one affiliated company.


  Accounting Policies

    All adjustments made to the unaudited financial statements were of a normal recurring nature. In the opinion of management, all adjustments necessary for a fair presentation of the results of the interim period have been made. The results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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


  Equipment

    Equipment is depreciated over the estimated useful life of each asset. Annual depreciation is computed using the straight-line method. Estimated useful lives are as follows:


        Tractors                                           5 years
        Trailers                                           10 years

                         CONX Captial Corporation
                       Notes to Financial Statements
                  September 30, 2002 and December 31, 2001




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

    At September 30, 2002, the approximate future minimum lease income under these operating leases are as follows:

                                                    (Unaudited)
                                                     ---------

            2002                                    $  111,249
                                                     =========

  Operating Leases

    The Company leases equipment under noncancellable operating leases. These leases expire in various months through 2002 and convert to a month-to-month basis if the Company does not receive notice of termination. These leases require the lessee to pay all executory costs (property taxes, maintenance and insurance). Rental income under these operating leases was $2,613,125 and $3,434,725 for the nine months ended September 30, 2002 and 2001, respectively.

    Equipment under operating leases consists of the following at September 30, 2002 and December 31, 2001:

                                              2002
                                          (Unaudited)          2001

        Tractors                          $ 7,047,152      $ 9,077,743
        Trailers                            2,465,894        2,465,894
                                            ---------        ---------
                                            9,513,046       11,543,637
        Less accumulated depreciation       5,129,076        5,091,461
                                            ---------       ----------

                                          $ 4,383,970      $ 6,452,176
                                           ==========       ==========

                         CONX Captial Corporation
                       Notes to Financial Statements
                  September 30, 2002 and December 31, 2001




 Note 2: Long-term Debt

                                                           (Unaudited)
                                                            ---------

        Note payable - Navistar Financial Corp. (A)       $  1,627,776
        Note payable - Banc One Leasing Corp. (B)              125,720
        Note payable - Fleet Capital Leasing (C)               183,303
        Note payable - GE Capital Corp. (D)                    713,159
                                                             ---------
                                                            $2,649,958

    Aggregate annual maturities of long-term debt at September 30, 2002:

          2002                                             $   618,338
          2002                                               1,265,901
          2003                                                 562,298
          2004                                                 203,421
                                                             ---------

                                                            $2,649,958



   (A) Due in monthly installments through 2003 totalling approximately $140,000; including interest from 6.50 % to 7.40 %; secured by trucks and trailers. Notes are guaranteed by Continental Express SD, Inc. (See Note 3)

   (B) Due October 30, 2003; payable $14,892 monthly, including interest at 7.83 %; secured by trailers. Note is guaranteed by Continental Express SD, Inc. (see Note 3)

   (C) Due January 28, 2003; payable $45,367 monthly, including interest at 6.50 %; secured by tractors and trailers. Note is guaranteed by Continental Express SD, Inc. (see Note 3)

   (D) Due January 13, 2004; payable $36,421 monthly, including interest at 8.26 %; secured by trucks. Note is guaranteed by Continental Express SD, Inc. (see Note 3)

 Note 3: Related Party Transactions

    The Company leases all of its equipment to Continental Express SD, Inc., an affiliated company, which has common ownership with the Company. The lessor is required to pay all executory costs (maintenance and insurance). The Company uses the management and office supplies of Harvey, Inc., an affiliated company, which is owned by the Company's principal stockholder. The Company paid Harvey, Inc. $45,000 during the nine months ended September 30, 2002 and 2001, for management fees.

    The Company had a note receivable from Harvey Manufacturing, LLC, an affiliated company, in the amount of $782,097 at September 30, 2002. This note bears interest at 8.25%.

                         CONX Captial Corporation
                       Notes to Financial Statements
                  September 30, 2002 and December 31, 2001



    The Company had a note receivable from Continental Express
    SD, Inc., an affiliated company, in the amount of $1,212,635, at September 30, 2002. This note bears interest at 8.25 %.

    The Company had a note receivable from Great Western Leasing, LLC, an affiliated company, in the amount of $56,850 at September 30, 2002. This note bears interest at 8.25 %.

    At September 30, 2002, the approximate future minimum lease income under these operating leases is as follows:

                                                          (Unaudited)
                                                           ---------

      2002                                                $  111,249
                                                           =========


 Note 4: Income Taxes

    The provision for income taxes includes these components at September 30:


                                                 2002          2001
                                             (Unaudited)    (Unaudited)
                                              ---------      ---------

       Taxes currently payable               $  471,111     $       --
       Deferred income taxes                   (125,565)       416,651
                                              ----------     ---------

                                             $  345,546     $  416,651
                                              =========      =========

    A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below at September 30:

                                               2002          2001
                                            (Unaudited)   (Unaudited)
                                             ---------     ---------

    Computed at the statutory rate
      (34 percent)                          $  345,546     $  363,495


    Increase resulting from
      Other                                        --          53,156
                                             --------       ---------

    Actual tax provision                    $  345,546     $  416,651
                                             =========      =========

                         CONX Captial Corporation
                       Notes to Financial Statements
                  September 30, 2002 and December 31, 2001



    The tax effects of temporary differences related to deferred taxes shown on the balance sheets at September 30, were:


                                                  2002          2001
                                              (Unaudited)   (Unaudited)
     Deferred tax assets
      Net operating loss carryforwards
        (expiring 2019)                     $         --   $   236,635

      Deferred tax liabilities
        Accumulated depreciation              (1,000,924)   (1,229,268)
                                              -----------   -----------

      Net deferred tax liabiliy             $ (1,000,924)  $  (992,633)
                                             ============   ===========


 Note 5: Equipment

    Equipment consists of the following at September 30, 2002 and December 31, 2001:

                                                2002
                                             (Unaudited)       2001
                                              ---------     ----------

           Tractors                         $ 7,047,152    $ 9,077,743
           Trailers                           2,465,894      2,465,894
                                              ---------     ----------
                                              9,513,046     11,543,637
           Less accumulated depreciation      5,129,076      5,091,461
                                             ----------     ----------

                                            $ 4,383,970    $ 6,452,176
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

     Results of Operations

          Three Month Period ended September 30, 2002

     Lease income was $807,764 for the quarter ended September 30, 2002, as compared to $1,129,525 for the same period in 2001, a decrease of $321,761 or 28.5%. Operating expenses (consisting primarily of interest and depreciation) for the three month period ended September 30, 2002 were $442,270, and operating expenses as a percentage of lease income were 54.8%. For the same period in 2001, operating expenses were $658,998, a decrease of $216,728 or 32.9%. Operating expenses as a percentage of lease income were 58.3% for the third quarter of 2001.

     Income from operations for the quarter ended September 30, 2002 was $365,494, as compared to $470,527 for the third quarter of 2001, resulting in a decrease of $105,033 or 22.3% in 2002 over 2001. Other income for the three month period ended September 30, 2002 was $17,930, as compared to $12,276 for the third quarter of 2001. Income before income taxes for the quarter ended September 30, 2002 was $383,424, with a provision for income taxes of $132,898, resulting in net income for the three month period ended September 30, 2002 of $250,526. For the quarter ending September 30, 2001, income before income taxes was $482,803, with a provision for income taxes of $188,223 resulting in net income for the period of $294,580. As a result, income before income taxes decreased $99,379 or 20.6% and net income decreased $44,054 or 15.0% for the third quarter of 2002 over the same period in 2001.

     Nine Month Period Ended September 30, 2002


     Lease income was $2,613,125 for the nine months ended September 30, 2002, as compared to $3,434,725 for the same period in 2001, a decrease of $821,600 or 23.9%. Operating expenses (consisting primarily of interest and depreciation) for the nine month period ended September 30, 2002 were $1,662,553 and operating expenses as a percentage of lease income were 63.6%. For the same period in 2001, operating expenses were $1,662,553, a decrease of $730,485 or 30.5%. Operating expenses as a percentage of lease income were 69.7% for the first nine months of 2001.

     Income from operations for the nine months ended September 30, 2002 was $950,572, as compared to $1,041,687 for the first nine months of 2001, resulting in a decrease of $91,115 or 8.7% in 2002 over 2001. Other income for the nine month period ended September 30, 2002 was $65,740 as compared to $27,417 for the first nine months of 2001. Income before income taxes for the nine month period ended September 30, 2002 was $1,016,312, with a provision for income taxes of $345,546, resulting in net income for the nine month period ended September 30, 2002 of $670,766. For the nine month period ended September 30, 2001, income before income taxes was $1,069,104, with a provision for income taxes of $416,651, resulting in net income for the period of $652,453. As a result, income before income taxes decreased $52,792 or 4.9% and net income increased $18,313 or 2.7% for the first nine months of 2002 over the same period in 2001.

     Liquidity and Capital Resources

          The Company's current assets and working capital are sufficient to meet its needs for the next twelve months of operation as the Company is currently operating. However, the Company has an ongoing need to finance its lending activities. This need is expected to fluctuate as the volume of the Company's loan and lease originations increase and decrease over the next twelve months. The Company's primary cash requirements include the funding of (i) loans to affiliated entities entering into equipment leases, (ii) interest, fees, and expenses associated with the Company's credit facilities with certain financial institutions, (iii) federal income tax payments, and (iv) ongoing administrative and other operating expenses.

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


     ITEM  3.  Quantitative  and Qualitative Disclosures  About Market
               Risk


          Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. The Company handles market risks in accordance with its established policies; however, the Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company does not have financial instruments to manage and reduce the impact of changes in interest rates at September 30, 2002 and December 31, 2001. The Company held various financial instruments at September 30, 2002 and 2001, consisting of financial assets and liabilities reported in the Company's Balance Sheets. (For additional information regarding these financial instruments, refer to
     Note 2 to the Company's financial statements.)

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

          Equity Security Price Risk - The Company has no financial instruments subject to equity security price risk.


     ITEM  4.  Control and Procedures.




          The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports pursuant to the Securities
     Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurances of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

          Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting the Company's Chief Executive Officer and Chief Financial Officer to material information required to be disclosed in the periodic reports filed with the SEC.

          In addition, the Company's Chief Executive Officer and Chief Financial Officer have reviewed the Company's internal controls, and there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of the last evaluation.

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

                                        Dated:   November 14, 2002

                                   By:   /s/ Todd W. Tiefel
                                        ------------------------------------
                                        Todd W. Tiefel, Secretary, Treasurer
                                        and Director (Principal Financial and
                                        Accounting Officer)

                                        Dated:   November 14, 2002

                               Cerifications
                               -------------


   I, Edward M. Harvey, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of CONX Capital Corporation;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to
                  ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's
                  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves
                  management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      Date: November 14, 2002

      /s/ Edward M. Harvey
      ---------------------------
      Principal Executive Officer

   I, Todd W. Tiefel, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of CONX Capital Corporation;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to
                  ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's
                  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves
                  management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      Date: November 14, 2002

      /s/ Todd W. Tiefel
      -----------------------
      Chief Financial Officer

                                                          Exhibit 99.1




                     CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                            OF CONX CAPTIAL CORPORATION
                        PURSUANT TO 18 U.S.C. SECTION 1350



        In connection with the accompanying report on Form 10-Q for the period ending September 30, 2002 and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward
   M. Harvey, Chief Executive Officer of CONX Capital Corporation, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, that:


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



                                            /s/ Edward M. Harvey
                                            ---------------------------
                                            Edward M. Harvey
                                            Chief Executive Officer

                                                          Exhibit 99.2




                      CERTIFICATION OF CHIEF FINANCIAL OFFICER
                            OF CONX CAPTIAL CORPORATION
                        PURSUANT TO 18 U.S.C. SECTION 1350



        In connection with the accompanying report on Form 10-Q for the period ending September 30, 2002 and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Todd W. Tiefel, Chief Financial Officer of CONX Capital Corporation, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, that:


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