Form 10-K
period 2002-12-31
CONX CAPITAL CORP
filed 2003-03-31
CIK 1119803

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-K

                         ANNUAL REPORT PURSUANT TO
                   SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR
                          ENDED DECEMBER 31, 2002

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

                   Common Stock Par Value $.01 Per Share
                                  ------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                            ---    ---

    Indicate  by   check  mark  if  disclosure  of  delinquent  filers
     pursuant to Item 405 of Regulation S-K ( 229-405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
     this  Form 10-K or any  amendment to this  Form 10-K.    YES  X
     NO                                                           ---
        ---

     There is no established market for the registrant's voting and non-voting common equity. The aggregate book value of the voting common equity held by non-affiliates on December 31, 2002 was $6,517. For purposes of the foregoing calculation only, all directors, executive officers, and their respective family members, have been deemed affiliates. The registrant's revenues for the fiscal year-end December 31, 2002, were $3,800,220.

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

     ITEM 1.  Description of Business.
              -----------------------

          CONX   Capital  Corporation,   a  Delaware  corporation  (the
     "Company"   or     "CONX"),   with   assets    of    approximately
     $10.4 million as of December 31, 2002, is a specialty commercial finance company engaged in the business of originating and servicing equipment leases to regional trucking companies. To date, the Company's leasing activities have been limited to leasing of tractors and semi-trailers to one affiliated company, Continental Express SD, Inc. As of December 31, 2002, the assets of the Company had increased to $10,346,955, consisting primarily of cash and equipment, consisting of leased tractors and semi
     trailers,  valued at  $7,613,611, net  of depreciation.   For  the
     year ended December 31, 2002, net income was $1,226,589.
          The  Company was organized  in April  1998 with its corporate
     headquarters   located  in   Carson  City,   Nevada.  The  Company
     currently originates long-term fixed and variable rate lease products with Continental Express SD, Inc., an affiliate under
     common control with  the Company's  controlling shareholder.    In
     the  future, the  Company  is  considering  expanding its loan and
     lease  products  and  may  sell  such  loans  and   leases  either
     through securitizations or whole loan sales to institutional purchasers on a servicing retained basis. The Company believes
     that   such  loan   and  lease  products   would   be   attractive
     investments to institutional investors because of the credit profile of its borrowers, relatively long loan and lease terms,
     call protection  through  prepayment  penalties   and  appropriate
     risk-adjusted yields. The Company also may periodically make equity investments in certain of the companies that enter into loan and lease arrangements with the Company as part of its core lending and leasing business.

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

          To date, the Company's lease income has been derived solely from one affiliated company, Continental Express SD, Inc. The Company intends to focus on expanding leasing activities within the trucking industry and potentially to expand its equipment leasing activities into materials handling associated with the trucking and transportation industry. Over the next twelve months, the Company anticipates adding additional tractors and semi-trailers to its leasing fleet and to expand its leasing activities with Continental Express SD, Inc. and other trucking companies meeting the Company's leasing requirements. No significant expansion of the scope of the Company's lending activities is expected before the end of calendar year 2003.

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

     ITEM 2.  Properties.
              ----------

          The Company's leases its executive and administrative offices which are located at 502 North Division Street, Carson, City, Nevada, and 1406 Cantrell Road, Little Rock, Arkansas.
     These offices consist of an aggregate of approximately 3,500 square feet. Both leases have been extended through December 31, 2003. The Company owns no fee interest in any real property.

     ITEM 3.  Legal Proceedings.
              -----------------

     There are no pending legal proceedings involving the  Company as a
     party   or  involving  any  of  the  Company's  assets  or  leased properties.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.
              ---------------------------------------------------

     No matters were submitted for a vote of the security holders during the fourth quarter of fiscal year 2002.



                                  PART  II

     ITEM  5.    Market  for  Common  Equity  and  Related  Stockholder
                 ------------------------------------------------------
     Matters.
     -------

     There is no established public trading market for the Company's common stock. There are also no outstanding options or warrants to purchase the common stock of the Company, or securities convertible into the common stock of the Company. With the exception of 44,800 shares of the Company's common stock, all of the remaining issued and outstanding common stock of the Company are held by persons who would be deemed to be affiliates for
     purposes  of  the   Securities  Act  of  1933,  as  amended   (the
      Securities Act ), and for purposes of Rule 144 as promulgated thereunder. As of March 31, 2003, there were approximately 8 holders of record of the Company's common stock.

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

          The Company did not sell or otherwise issue any equity securities during the fiscal year ended December 31, 2002.

                    Equity Compensation Plan Information





                             (a)              (b)                (c)
                        -------------    -------------      -------------

                                                              Number of
                                                             Securities
                                                              Remaining
                                                              available
                         Number of                          for issuance
                         Securities                         under equity
                        to be issued                        compensation
                       upon exercise   Weighted Average   plans (excluding
                       of Outstanding  Exercise Price of  securities reflected
                          Options     Outsanding Options    in column (a))
                        ------------   ----------------    ------------------



 Plan Category
 -------------

 Equity Compensation
  plans approved by
  Shareholders . . . . . .  None             $ 0                 None

 Equity  Compensation
  plans not approved by
  Shareholders . . . . . .  None             $ 0                 None

     ITEM 6.  Selected Financial Data.
              -----------------------

     The following sets forth the selected financial data for the fiscal years ended December 31, 2002, December 31, 2001, December 31, 2000, and December 31, 1999, respectively:

                          12/31/02      12/31/01      12/31/00     12/31/99
                       ------------  ------------  ------------  ------------

     Revenues           $ 3,800,220   $4,650,930   $4,326,287     $2,894,050
     Net Income           1,226,589     $890,329     $541,293       $365,618
     Earnings per Share     $0.1845      $0.1338       $.0814        $0.0536
     Cash Dividend
       per Share              $0.00        $0.00        $0.00          $0.00
     Total Assets       $10,346,955   $8,168,003  $10,603,031     $8,201,753
     Stockholders
       Equity             3,084,346   $1,857,757     $967,428       $426,135



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

     Results of Operation

          Fiscal year ended December 31, 2002

          Lease income was $3,663,770 for the fiscal year ended December 31, 2002. As of that date the Company had 135 tractors and 141 semi-trailers leased to its customer. Operating expenses (consisting primarily of interest expense and depreciation) for the fiscal year ended December 31, 2002 were $2,390,844 and operating expenses as a percentage of lease income was 65.3%. The improvement in this percentage in 2002 from the prior year resulted primarily from a reduction in operating expenses of 26.5% in 2002 from fiscal year 2001 levels. In particular, the Company benefitted from the lower depreciation levels in 2002. This improvement was slightly offset by a reduction in lease revenues in 2002 from fiscal year 2001 levels.

          Income from operations for the fiscal year ended December 31, 2002 was $1,409,376, an increase of 0.75% from fiscal year 2001. This increase in operating income results from a decrease in operating expenses as well as $136,450 in income realized on a gain from the sale of equipment. Other income for fiscal year 2002 was $94,230. Income before income taxes for fiscal year 2002 totaled $1,503,606, with a provision for income taxes of $277,017, resulting in net income for fiscal year 2002 equal to $1,226,589. This amount represents an increase of 27.4% over the net income amount in fiscal year 2000, as a result of the differences in income noted above.

          Fiscal year ended December 31, 2001

          Lease income was $4,298,713 for the fiscal year ended December 31, 2001. As of December 31, 2001, the Company had 126 tractors and 142 semi-trailers leased to its customers. Operating expenses (consisting primarily of interest and depreciation) for the fiscal year ended December 31, 2001 were $3,252,065, and operating expenses as a percentage of lease income was 75.7%. The improvement in this percentage in 2001 from the prior year resulted primarily from a reduction in operating expenses of 5.8% in 2001 from fiscal year 2000 levels. This improvement was slightly offset by a small reduction in lease revenues in 2001 from fiscal year 2000 levels.

          Income from operations for the fiscal year ended December 31, 2001 was $1,398,865. Other income for the fiscal year ended December 31, 2001 was $41,970. Income before income taxes for the fiscal year ended December 31, 2001 was $1,440,835, with provision for income taxes of $550,506, resulting in net income for the fiscal year ended December 31, 2001 of $890,329. The increases in the operating and net income for 2001 over 2000 amounts result from the increased revenue and expense amounts discussed above.

          Fiscal Year Ended December 31, 2000

          Lease income was $4,326,287 for the fiscal year ended December 31, 2000. As of December 31, 2000, the Company had 173 tractors and 142 semi-trailers leased to its customer. Operating expenses (consisting primarily of interest and depreciation) for the fiscal year ended December 31, 2000 were $3,452,765, and operating expenses as a percentage of lease income was 79.8%. Income from operations for the fiscal year ended December 31, 2000 was $873,522. Other income for the fiscal year ended December 31, 2000 was $8,888. Income before income taxes for the fiscal year ended December 31, 2000 was $882,410, with provision for income taxes of $341,117, resulting in net income for the fiscal year ended December 31, 2000 of $541,293.

          The Company anticipates additional leasing activity with Continental Express SD, Inc., through the year 2003. During 2003, the Company will increase its efforts to provide equipment leasing and loan products to other customers in an effort to diversify its revenue stream and the products being offered. However, during the next twelve months, the Company does not anticipate any material change in the sources of its revenue stream.

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

     ITEM 8.  Financial Statements and Supplementary Data.
              -------------------------------------------

          The  financial  statements,  including  notes   thereto,  are
     attached in the Financial Statement Schedules in Item 15 to this Annual Report on Form 10-K.

     ITEM  9.    Changes  In  and  Disagreements  with  Accountants  on
                 ------------------------------------------------------
     Accounting and Financial Disclosure.
     -----------------------------------

          None.

                                 PART  III

     ITEM 10.  Directors and Executive Officers of the Registrant.
               --------------------------------------------------
          The names of the directors and executive officers of the Company, as well as their respective ages and positions with the Company, are as follows:

       Name                         Age       Position
       ----                         ---       --------

     Edward M. Harvey               71      Chairman of the Board of Directors
     Michael Kelly Woodridge        44      President and Director
     Todd W. Tiefel                 37      Chief Financial Officer and
                                            Director
     John P. Flahavin               66      Director
     Theodore C. Skokos             55      Director



          Edward M. Harvey has been the President and the Chairman of the Company's Board of Directors since the Company's inception and currently remains as chairman of the Board of Directors. Prior to founding the Company, Mr. Harvey founded and continues to own and serve as the Chairman of the Board of Harvey Incorporated and several affiliated companies, including Harvey Industries, Inc., Harvey Manufacturing Corporation and Advanced Sawmill Machinery, Inc. (Manufacturing), Continental Express SD, Inc. (Trucking), Preston National Bank (Banking) and Continental Lumber Company and Travis Lumber Company, Inc. (Timber).


          Michael  Kelly Wooldridge  has served  as a  Director  of the
     Company since its inception and has served as the Company's President since 2002. Mr. Wooldridge has served as the President of Gibraltar National Insurance Company since 1988.


        Todd W. Tiefel has served as the Secretary, Treasurer and a Director of the Company since its inception, has served as the Company's CFO since 2002, and has been the Chief Financial Officer of Harvey Incorporated since 1996. Prior thereto and since before 1996, Mr. Tiefel served in different capacities with Baird, Kurtz & Dobson, Certified Public Accountants, most recently as Audit/Tax Supervisor. Mr. Tiefel is a Certified Public Accountant.

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

     ITEM 11.  Executive Compensation.
               ----------------------

          None of the Company's executive officers were compensated for their services in such capacities for the year ended December 31, 2002.

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

          To date, the Company's lease income has been derived from one affiliated company, Continental Express SD, Inc., and Continental Express SD, Inc. has guaranteed each of the Company's existing credit facilities granted by Navistar Financial Corporation, Banc One Leasing Corporation, Fleet Capital Leasing and GE Capital Corporation. Edward M. Harvey, chairman of the Board of Directors of the Company, owns 67.75% of the issued and outstanding shares of common stock of the Company, and is the president and the controlling and majority shareholder of Continental Express SD, Inc.

          Except as set forth above, there have not been any transactions and currently there are no proposed transactions in which the amount involved exceeds $60,000 in which any director, officer, or 5% shareholder is involved during the fiscal year ended December 31, 2002.



    ITEM  14.  Control and Procedures.


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




                                  PART  IV


     ITEM 15.  Exhibits, Financial Statements and Reports  on Form 8-K:
               -------------------------------------------------------

          (a)(1) Financial Statements - See Index to Financial Statements on Page F-1 of this Annual Report on Form 10-K.

          (a)(2) Financial Statement Schedules included in Part IV of this Annual Report on Form 10-K. All schedules under the accounting regulations of the SEC are not required under the related instructions or are inapplicable and thus, have been omitted.

          (a)(3)    See  Exhibits  below.

          (b) No reports on Form 8-K were filed during the year ended December 31, 2002.

          (c)  Exhibits.
                 3.1*    Certificate of Incorporation of CONX  Capital
                         Corporation.
                 3.2*    Bylaws of CONX Capital Corporation.
                10.1*    CONX Capital Corporation 1998 Stock Compensation
                         Plan.
                99.1     Certification of Chief Executive Officer of CONX
                         Capital Corporation Pursuant to 18 U.S.C. Section
                         1350.
                99.2     Certification of Chief Financial Officer of CONX
                         Capital Corporation Pursuant to 18 U.S.C. Section
                         1350.


                    ------------
                     * Previously filed as an Exhibit to the CONX Capital Corporation Form 10 filed August 3, 2000 (File No. 0-31235).

                                 SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CONX Capital Corporation


                                   By:       /s/ Edward M. Harvey
                                        --------------------------------
                                        Edward M. Harvey, Chairman of
                                         the Board of Directors

                                        Dated:    March 31, 2003

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

                                           /s/ Edward M. Harvey
                                   ------------------------------------
                                   Name:  Edward M. Harvey
                                   Capacity:  Chairman and Director
                                              (Principal Executive Officer)
                                   Dated:     March 31, 2003



                                           /s/ Michael Kelly Wooldridge
                                   ----------------------------------------
                                   Name:  Michael Kelly Wooldridge
                                   Capacity:  President and Director
                                   Dated:     March 31, 2003



                                           /s/ Todd W. Tiefel
                                   --------------------------------------
                                   Name:  Todd W. Tiefel
                                   Capacity:  Chief Financial Officer and
                                               Director
                                              (Principal Financial and
                                               Accounting Officer)
                                   Dated:     March 31, 2003

                                           /s/ John P. Flahavin
                                   ---------------------------------------
                                   Name:  John P. Flahavin
                                   Capacity:  Director
                                   Dated:     March 31, 2003


                                           /s/ Theodore C. Skokos
                                   ----------------------------------------
                                   Name:  Theodore C. Skokos
                                   Capacity:  Director
                                   Dated:     March 31, 2003

                               Certifications
                               --------------


   I, Edward M. Harvey, certify that:

      1. I have reviewed this annual report on Form 10-K of CONX
         Capital Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to
                  ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's
                  disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about
                  the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      Date: March 31, 2003

      /s/ Edward M. Harvey
      ---------------------------
      Principal Executive Officer

   I, Todd W. Tiefel, certify that:

      1. I have reviewed this annual report on Form 10-K of CONX
         Capital Corporation;

      2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to
                  ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               b) evaluated the effectiveness of the registrant's
                  disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               c) presented in this annual report our conclusions about
                  the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

      6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      Date: March 31, 2003

      /s/ Todd W. Tiefel
      -----------------------
      Chief Financial Officer

                      CONX Capital Corporation

            Accountants' Report and Financial Statements

                 December 31, 2002, 2001 and 2000

                    CONX Capital Corporation
                December 31, 2002, 2001 and 2000


Contents

  Independent Accountants' Report ............................. F-1

  Financial Statements

    Balance Sheets ............................................ F-2

    Statements of Income ...................................... F-3

    Statements of Stockholders' Equity ........................ F-4

    Statements of Cash Flows .................................. F-5

    Notes to Financial Statements ............................. F-6

                     Independent Accountants' Report



    Board of Directors
    CONX Capital Corporation
    Little Rock, Arkansas


    We have audited the accompanying balance sheets of CONX Capital Corporation as of December 31, 2002 and 2001, and the related statements of income, stockholders' equity and cash flows for each of the years ended December 31, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CONX Capital Corporation as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years ended December 31, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.


                                                /s/ BKD, LLP


    Little Rock, Arkansas
    February 28, 2003

                        CONX Capital Corporation
                             Balance Sheets
                       December 31, 2002 and 2001


  Assets
                                                   2002            2001
                                               ---------------------------
    Cash                                    $     56,487       $   888,826
    Accounts receivable - other                   94,952            87,974
    Accounts receivable - affiliated company     236,735                --
    Note receivable - affiliated company       2,345,170           739,027
    Equipment, at cost, net of accumulated
      depreciation                             7,613,611         6,452,176
                                              ----------         ---------
                                            $ 10,346,955       $ 8,168,003
                                             ===========        ==========


  Liabilities and Stockholders' Equity

    Liabilities
      Accrued expenses                      $     48,427       $        --
      Long-term debt                           5,893,177         5,183,758
      Deferred income taxes                    1,321,005         1,126,488
                                              ----------        ----------
         Total liabilities                     7,262,609         6,310,246
                                              ----------        ----------
   Stockholders' Equity

     Common stock, $.01 par value,
       authorized and issued 7,000,000
       shares                                     70,000            70,000
     Retained earnings                         3,032,346         1,805,757
                                              ----------        ----------
                                               3,102,346         1,875,757
     Treasury stock, at cost
       Common - 350,000 shares                   (18,000)          (18,000)
                                              ----------        -----------
                                               3,084,346         1,857,757
                                              ----------        ----------
                                            $ 10,346,955       $ 8,168,003
                                             ===========        ==========


     See Notes to Financial Statements

                        CONX Capital Corporation
                          Statements of Income
              Years Ended December 31, 2002, 2001 and 2000


                                       2002           2001          2000
                                   -----------------------------------------

    Lease Income                   $ 3,663,770    $ 4,298,713    $ 4,326,287

    Gain on Sale of Equipment          136,450        352,217             --
                                    ----------     ----------     ----------
                                     3,800,220      4,650,930      4,326,287
                                    ----------     ----------     ----------

    Operating Expenses

      Management fees                   60,000         60,000         60,000
      Depreciation                   2,008,663      2,582,008      2,585,711
      Professional fees                 33,381         38,994         31,406
      Director's fees                   20,000         20,000         20,000
      Rent                               6,000          6,000          6,000
      Taxes and licenses                 1,425         12,246         11,815
      Other                              1,003          3,376          1,962
      Interest expense                 260,372        529,441        735,871
                                    ----------     ----------     ----------
                                     2,390,844      3,252,065      3,452,765
                                    ----------     ----------     ----------

    Operating Income                 1,409,376      1,398,865        873,522

    Other Income
      Interest income                   94,230         41,970          8,888
                                    ----------     ----------     ----------

    Income Before Income Taxes       1,503,606      1,440,835        882,410

    Provision for Income Taxes         277,017        550,506        341,117
                                    ----------     ----------     ----------

    Net Income                     $ 1,226,589    $   890,329    $   541,293
                                   ===========     ==========     ==========

    Earnings Per Share
      Net income                   $ 1,226,589    $   890,329    $   541,293

    Weighted average shares of
      common stock                   6,650,000      6,650,000      6,650,000
                                    ----------     ----------     ----------

    Basic earnings per share       $    0.1845    $    0.1338    $    0.0814
                                   ===========    ===========     ==========


    See Notes to Financial Statements

                       CONX Capital Corporation
                   Statements of Stockholders' Equity
              Years Ended December 31, 2002, 2001 and 2000


                             Common     Retained     Treasury
                              Stock     Earnings       Stock        Total
                           ------------------------------------------------

  Balance, January 1,
    2000                 $   70,000   $   374,135   $     --     $   444,135

  Purchase of treasury
    stock                        --            --       (18,000)     (18,000)

   Net income                    --       541,293            --      541,293
                           --------    ----------     ---------    ---------
  Balance, December 31,
    2000                     70,000       915,428       (18,000)     967,428


  Net income                     --       890,329            --      890,329
                           --------    ----------     ---------    ---------

  Balance, December 31,
    2001                     70,000     1,805,757      (18,000)    1,857,757


  Net income                     --     1,226,589           --     1,226,589
                            --------   ----------      --------   ----------

  Balance, December 31,
    2002                 $   70,000     3,032,346      (18,000)    3,084,346
                           ========    ==========     =========   ==========



  See Notes to Financial Statements

                        CONX Capital Corporation
                        Statements of Cash Flows
              Years Ended December 31, 2002, 2001 and 2000


                                         2002           2001          2000
                                    ----------------------------------------


   Operating Activities
       Net income                    $ 1,226,589    $   890,329   $  541,293
   Items not requiring (providing)
     cash
       Depreciation                    2,008,663      2,582,008    2,585,711
       Deferred income taxes             194,517        550,506      341,117
       Gain on sale of equipment       (136,450)      (352,217)           --
   Changes in
       Accounts receivable             (243,713)         9,504       (60,472)
       Accounts payable and accrued
         expenses                        18,427        (27,968)      (76,800)
                                      ---------       ---------    ----------

   Net cash provided by operating
     activities                       3,068,033      3,652,162      3,330,849
                                      ---------      ---------      ---------

   Investing Activities
       Proceeds from sale of
         equipment                     973,720       1,470,638             --
       Purchase of property and
         equipment                  (4,007,369)            --      (4,846,336)
       Issuance of note receivable  (1,576,143)       (739,027)      (125,000)
       Collection of note
         receivable                         --         125,000        175,565
                                     ---------       ---------      ---------

   Net cash provided by (used in)
     investing activities           (4,609,791)        856,611     (4,795,771)
                                     ---------       ---------      ---------


   Financing Activities
     Proceeds from issuance of
       long-term debt               4,007,368          428,102      4,846,336
     Payments on long-term debt    (3,297,949)      (4,275,997)    (3,250,669)
                                    ---------        ---------      ---------

       Net cash provided by (used
         in) financing activities     709,419       (3,847,895)     1,595,667
                                    ---------        ---------      ---------

   Increase (Decrease) in Cash       (832,339)         660,878        130,745


   Cash, Beginning of Year            888,826          227,948         97,203
                                    ---------        ---------      ---------

   Cash, End of Year              $    56,487      $   888,826    $   227,948
                                   ==========       ==========     ==========

   Supplemental Cash Flows
     Information

        Interest paid             $   260,372      $   529,441    $   735,871
        Income taxes paid         $    82,500      $        --    $        --



   See Notes to Financial Statements

                          CONX Capital Corporation
                        Notes to Financial Statements
                         December 31, 2002 and 2003



 Note 1:   Nature of Operations and Summary of Significant
             Accounting Policies


  Nature of Operations

    CONX Capital Corporation, a Delaware Corporation, ("Company") is a specialty commercial finance company engaged in the business of originating and securing loans and equipment leases to smaller businesses, with a primary initial focus on regional trucking companies. The Company was organized in April 1998 with its headquarters located in Carson City, Nevada. The Company originates loans and leases through marketing offices located in Carson City, Nevada and Little Rock, Arkansas. For the years ended December 31, 2002, 2001 and 2000, all lease income was derived from one affiliated company.


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


  Accounts Receivable

    Accounts receivable are stated at the amount billed to customers. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

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

    At December 31, 2002, the approximate future minimum lease income under these operating leases is as follows:


         2003                                         $ 1,185,600
         2004                                           1,185,600
         2005                                           1,185,600
         2006                                           1,026,000
                                                        ---------
                                                      $ 4,582,800
                                                        =========

                          CONX Capital Corporation
                        Notes to Financial Statements
                         December 31, 2002 and 2003


  Earnings Per Share

    Earnings per share have been computed based upon the weighted-average common shares outstanding during each year.


  Operating Leases

    The Company leases equipment under noncancellable operating leases. These leases expire in 2002 and convert to a month to month basis if the Company does not receive notice of termination. These leases require the lessee to pay all executory costs (property taxes, maintenance and insurance). Rental income under these operating leases was $3,663,770, $4,298,713 and $4,326,287 for the years ended December 31, 2002, 2001 and 2000, respectively.

    Equipment under operating leases consists of the following at December 31, 2002 and 2001:

                                               2002           2001
                                           --------------------------
        Tractors                           $ 10,089,300   $ 9,077,742
        Trailers                              2,447,894     2,465,895
                                             ----------    ----------
                                             12,537,194    11,543,637
        Less accumulated depreciation         4,923,583     5,091,461
                                             ----------    ----------

                                           $  7,613,611   $ 6,452,176
                                             ==========    ==========


  Income Taxes

    Deferred tax liabilities and assets are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized.


  Note 2:   Long-term Debt

                                                 2002           2001
                                              -------------------------
      Notes payable - Navistar Financial
        Corporation (A)                      $ 5,129,581    $ 3,053,654
      Note payable - Banc One Leasing
      Corporation (B)                                 --        568,005
      Note payable - Fleet Capital
        Leasing (C)                              141,980        304,271
      Note payable - GE Capital (D)              621,616      1,257,828
                                               ---------      ---------

                                             $ 5,893,177    $ 5,183,758
                                              ==========     ==========

                          CONX Capital Corporation
                        Notes to Financial Statements
                         December 31, 2002 and 2003




    (A) Due in monthly installments through 2004 ranging from $2,253 to $53,693 with total monthly payments of approximately $160,000; including interest from 6.0 % to 7.4%; secured by trucks and trailers. Notes are guaranteed by Continental Express SD, Inc. (See Note 5)

    (B) Due October 30, 2003; payable $14,892 monthly, including interest at 7.83%; secured by trailers. Note is guaranteed by Continental Express SD, Inc. (See Note 5)

    (C) Due January 28, 2003; payable $45,367 monthly, including interest at 6.5%; secured by tractors and trailers. Note is guaranteed by Continental Express SD, Inc. (See Note 5)

    (D) Due December 1, 2005; payable $39,854 monthly, including variable interest rates, 5.58% to 5.92% at December 31, 2001; secured by tractors. Note is guaranteed by Continental Express SD, Inc. (See Note 5)

    Aggregate annual maturities of long-term debt at December 31, 2002:

        2003                                                $ 2,209,361
        2004                                                  1,503,395
        2005                                                  1,230,534
        2006                                                    949,887
                                                              ---------

                                                            $ 5,893,177
                                                              =========


  NOTE 3:   Income Taxes

    The provision for income taxes includes these components:

                                          2002          2001         2000
                                       -------------------------------------

      Taxes currently payable         $   82,500     $       --     $       --
      Deferred income taxes              194,517        550,506        341,117
                                       ---------      ---------       --------
                                      $  277,017     $  550,506     $  341,117
                                       =========      =========      =========


    A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

                                          2002          2001         2000
                                       --------------------------------------

      Computed at the statutory
        rate (34%)                    $  511,226     $  489,884    $  300,019

      Increase (decrease) resulting
        from:
          Tax gain on sale of fixed
            assets                      (190,498)            --            --

          Other                          (43,711)        60,622        41,098
                                        ---------      --------      --------

      Actual tax provision            $  277,017     $  550,506    $  341,117
                                        =========     =========     =========

                           CONX Capital Corporation
                        Notes to Financial Statements
                         December 31, 2002 and 2003



   The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:


                                           2002          2001
                                       --------------------------

     Deferred tax assets
     Net operating loss
       carryforwards
       (expiring 2020               $     43,176    $   141,516


     Deferred tax liabilities
       Accumulated depreciation       (1,364,181)    (1,268,004)
                                       ---------      ---------

     Net deferred tax liability     $ (1,321,005)  $ (1,126,488)
                                     ===========    ===========


  Note 4:   Equipment

      Equipment consists of the following at December 31, 2002 and 2001:


                                                      2002         2001
                                                   -----------------------

         Tractors                                $ 10,089,300    $ 9,077,742
         Trailers                                   2,447,894      2,465,895
                                                   ----------     ----------
                                                   12,537,194     11,543,637
         Less accumulated depreciation              4,923,583      5,091,461
                                                   ----------     ----------

                                                 $ 7,613,611     $ 6,452,176
                                                  ==========      ==========


  Note 5:   Related Party Transactions

    The Company leases all of its equipment to Continental Express SD, Inc., an affiliated company, which has common ownership with the Company. The lessor is required to pay all executory costs (property taxes, maintenance and insurance). The Company uses the management and office supplies of Harvey Manufacturing Corporation, an affiliated Company, which is owned by a stockholder. The Company paid Harvey Manufacturing Corporation $60,000 during 2002, 2001 and 2000 for management fees.

    At December 31, 2002 and 2001, the Company had a receivable and interest from Harvey Manufacturing Corporation in the amount of $766,612 and $739,027.

    At December 31, 2002, the Company had a receivable from Great
    Western, LLC, in the amount of $124,900.

    At December 31, 2002, the Company had a receivable and interest from Continental Express, Inc. in the amount of $1,491,658.

    At December 31, 2002, the approximate future minimum lease income under these operating leases is as follows:


         2003                                         $ 1,185,600
         2004                                           1,185,600
         2005                                           1,185,600
         2006                                           1,026,000
                                                        ---------
                                                      $ 4,582,800
                                                        =========

                                                          Exhibit 99.1




                     CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                            OF CONX CAPITAL CORPORATION
                        PURSUANT TO 18 U.S.C. SECTION 1350



        In connection with the accompanying report on Form 10-K for the year ended December 31, 2002 and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward
   M. Harvey, Chief Executive Officer of CONX Capital Corporation, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, that:


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



                                            /s/ Edward M. Harvey
                                            ---------------------------
                                            Edward M. Harvey
                                            Chief Executive Officer

                                                          Exhibit 99.2




                      CERTIFICATION OF CHIEF FINANCIAL OFFICER
                            OF CONX CAPITAL CORPORATION
                        PURSUANT TO 18 U.S.C. SECTION 1350



        In connection with the accompanying report on Form 10-K for the year ended December 31, 2002 and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Todd W. Tiefel, Chief Financial Officer of CONX Capital Corporation, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, that:


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