Form 10-Q
period 2003-03-31
CONX CAPITAL CORP
filed 2003-05-15
CIK 1119803

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 2003

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

     As of March 31, 2003, the Registrant had 6,650,000 shares of Common Stock, $.01 par value per share, outstanding.

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

                          CONX Capital Corporation

                Accountants' Report and Financial Statements

                    March 31, 2003 and December 31, 2002

                       CONX Capital Corporation
                 March 31, 2003 and December 31, 2002


Contents

  Independent Accountants' Report................................. 4

  Financial Statements
    Balance Sheets................................................ 5
    Statements of Income.......................................... 6
    Statements of Stockholders' Equity............................ 7
    Statements of Cash Flows...................................... 8
    Notes to Financial Statements................................. 9

                    Independent Accountants' Report




Board of Directors
CONX Capital Corporation
Little Rock, Arkansas

We have reviewed the accompanying balance sheet of CONX Capital Corporation as of March 31, 2003 and the related statements of income and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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


We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of December 31, 2002 and the related statements of income, retained earnings and cash flows for the year then ended (not presented herein), and in our report dated February 28, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                              /s/ BKD, LLP




Little Rock, Arkansas
April 24, 2003
                                   -4-

                         CONX Capital Corporation
                             Balance Sheets
                  March 31, 2003 and December 31, 2002



Assets
                                                March 31,
                                                  2003        December 31,
                                               (Unaudited)        2002
                                               -----------    ------------

  Cash                                        $    50,691     $     56,487
  Accounts receivable - other                      92,594           94,952
  Accounts receivable - affiliated company        236,735          236,735
  Notes receivable - affiliated company         2,522,466        2,345,170
  Equipment, at cost, net of accumulated
    deprectiation                               7,058,457        7,613,611
                                                ---------        ---------
                                              $ 9,960,943     $ 10,346,955
                                               ==========      ===========


Liabilities and Stockholders' Equity

  Liabilities

     Accrued expenses                         $    23,848     $     48,427
     Income taxes payable                          10,791               --
     Long-term debt                             5,331,674        5,893,177
     Deferred income taxes                      1,357,523        1,321,005
                                               ----------      -----------

        Total liabilities                       6,723,836        7,262,609
                                               ----------      -----------


  Stockholders' Equity
     Common stock, $.01 par value,
       authorized and issued 7,000,000
       shares                                      70,000           70,000
     Retained earnings                          3,185,107        3,032,346
     Treasury stock, at cost, 350,000
       shares                                     (18,000)         (18,000)
                                               -----------      ----------
                                                 3,237,107       3,084,346
                                               -----------      ----------

                                               $ 9,960,943    $ 10,346,955
                                                ==========     ===========

See Notes to Financial Statements

                        CONX Capital Corporation
                          Statements of Income
               Three Months Ended March 31, 2003 and 2002


                                              Three Months Ended March 31,
                                                   2003        2002
                                              ----------------------------
                                                       (Unaudited)

    Lease Income                              $  868,100      $   907,152
                                               ---------       ----------
    Operating Expenses
       Management fees                            15,000           15,000
       Depreciation                              555,154          508,473
       Professional fees                           7,200            7,200
       Directors fees                              5,000            5,000
       Rent                                        1,500            1,500
       Taxes and licenses                          9,165              265
       Other                                          --            1,014
       Interest expense                           88,217           70,596
                                               ---------       ----------

                                                 681,236          609,048
                                               ---------       ----------

    Operating Income                             186,864          298,104

    Other Income                                  27,301           18,874
                                               ---------       ----------

    Income Before Income Taxes                   214,165          316,978


    Provision for Income Taxes                    61,404          121,371
                                               ---------       ----------

    Net Income                                $  152,761      $   195,607
                                               =========       ==========


    Earnings Per Share
       Net income                             $  152,761      $   195,607
       Weighted average shares of
         common stock                          6,650,000        6,650,000
                                               ---------       ----------

    Basic earnings per share                  $   0.0229      $    0.0294
                                               =========       ==========


See Notes to Financial Statements

                         CONX Capital Corporation
                    Statements of Stockholders' Equity
                Three Months Ended March 31, 2003 and 2002






                                 Common     Retained     Treasury
                                 Stock      Earnings     Stock        Total
                                --------------------------------------------

Balance, January 1, 2002      $  70,000   $ 1,805,757  $ (18,000) $ 1,857,757

  Net income (unaudited)             --       195,607         --      195,607
                               --------     ---------    --------  ----------

Balance, March 31, 2002          70,000     2,001,364    (18,000)   2,053,364

  Net income                         --     1,030,982         --    1,030,982
                               --------     ---------    --------   ---------

Balance, December 31, 2002       70,000     3,032,346    (18,000)   3,084,346

  Net income (unaudited)             --       152,761         --      152,761
                               --------     ---------    --------   ---------

Balance, March 31, 2003
  (Unaudited)                 $  70,000   $ 3,185,107  $ (18,000) $ 3,237,107
                               ========    ==========   =========  ==========


See Notes to Financial Statements

                       CONX Capital Corporation
                       Statements of Cash Flows
              Three Months Ended March 31, 2003 and 2002



                                                  March 31,    March 31,
                                                    2003         2002
                                                 (Unaudited)  (Unaudited)
                                                 ------------------------
Operating Activities
  Net income                                    $  152,761    $  195,607
  Items not requiring cash
    Depreciation                                   555,154       508,473
  Deferred income taxes                             36,518       121,371
  Changes in
    Accounts receivable                              2,358        87,974
    Accounts payable and accrued expenses           16,212            --
                                                  --------     ---------

      Net cash provided by operating activities    763,003       913,425
                                                  --------     ---------

Investing Activities
  Increase in notes receivable                    (207,296)     (718,864)
                                                  ---------    ----------

      Net cash used in investing activities       (207,296)     (718,864)
                                                  ---------    ----------

Financing Activities
  Payments on long-term debt                      (561,503)     (940,078)
                                                  ---------    ----------

      Net cash used in financing activities       (561,503)     (940,078)
                                                  ---------    ----------

Decrease in Cash                                    (5,796)     (745,517)

Cash, Beginning of Period                           56,487       888,826
                                                  ---------     ---------

Cash, End of Period                             $    50,691   $   143,309
                                                  =========     =========

Supplemental Cash Flow Information

  Interest paid                                 $    88,217   $    70,596
                                                  =========     =========


See Notes to Financial Statements

Note 1:   Nature of Operations and Summary of Significant
            Accounting Policies



  Nature of Operations

    CONX Capital Corporation, a Delaware Corporation, is a specialty commercial finance company engaged in the business of originating and securing loans and equipment leases to smaller businesses, with a primary initial focus on regional trucking companies. The Company was organized in April 1998 with its headquarters located in Carson City, Nevada. The Company originates loans and leases through marketing offices located in Carson City, Nevada and Little Rock, Arkansas.
    For the three months ended March 31, 2003 and the year December 31, 2002, all lease income was derived from one affiliated company. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results to be expected for the full year.


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


  Equipment

    Equipment is depreciated over the estimated useful life of each asset. Annual depreciation is computed using the straight-line method. Estimated useful lives are as follows:


             Tractors                               5 years
             Trailers                              10 years

                        CONX Capital Corportation
                      Notes to Financial Statements
                   March 31, 2003 and December 31, 2002


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

    At March 31, 2003, the approximate future minimum lease income under these operating leases is as follows:


                                                     (Unaudited)
                                                      ---------

    2003                                              $   889,200
    2004                                                1,185,600
    2005                                                1,185,600
    2006                                                1,026,000
                                                       ----------
                                                      $ 4,286,400
                                                       ==========

  Earnings Per Share

   Earnings per share have been computed based upon the weighted-average common shares outstanding during each period.


  Operating Leases

    The Company leases equipment under noncancelable operating leases. These leases expire in various years through 2006 and convert to a month to month basis if the Company does not receive notice of termination. These leases require the lessee to pay all executory costs (property taxes, maintenance and insurance). Rental income under these operating leases was $907,152 and $4,298,713 for the three months ended March 31, 2003 and the year ended December 31, 2002, respectively.

                        CONX Capital Corportation
                      Notes to Financial Statements
                   March 31, 2003 and December 31, 2002



    Equipment under operating leases consists of the following at March 31, 2003 and December 31, 2002:

                                             2003            2002
                                          (Unaudited)
                                           --------------------------

     Tractors                             $ 10,089,300   $ 10,089,300
     Trailers                                2,447,894      2,447,894
                                            ----------     ----------
                                            12,537,194     12,537,194
       Less accumulated depreciation         5,478,737      4,923,583
                                            ----------     ----------

                                          $  7,058,457   $  7,613,611
                                            ==========     ==========



Note 2:   Long-term Debt

                                                           (Unaudited)
                                                            ---------

      Note payable - Navistar Financial Corporation (A)  $  4,661,133
      Note payable - Fleet Capital Leasing (B)                 99,844
      Note payable - GE Capital Corporation (C)               570,697
                                                           ----------

                                                         $  5,331,674
                                                           ==========

   Aggregate annual maturities of long-term debt at March 31, 2003:

        2003                                             $  1,647,858
        2004                                                1,503,395
        2005                                                1,230,534
        2006                                                  949,887
                                                          -----------

                                                         $  5,331,674
                                                          ===========

    (A) Due in monthly installments through 2003 ranging from $2,253 to $53,693 with total monthly payments of approximately $160,000; including interest from 6.0% to 7.4%; secured by tractors and trailers. Notes are guaranteed by Continental Express SD, Inc. (see Note 5)

    (B) Due June 28, 2003; payable $45,367 monthly, including interest at 6.5%; secured by tractors and trailers. Note is guaranteed by Continental Express SD, Inc. (see Note 5)

    (C) Due December 1, 2005; payable $39,854 monthly, including variable interest rates from 5.58% to 5.92%; secured by tractors.
         Note is guaranteed by Continental Express SD, Inc. (see Note 5)

                        CONX Capital Corportation
                      Notes to Financial Statements
                   March 31, 2003 and December 31, 2002




NOTE 3:   Income Taxes

    The provision for income taxes for the periods ended March 31, 2003 and 2002, includes these components:


                                                   2003             2002
                                                (Unaudited)      (Unaudited)

        Taxes currently payable               $    24,886       $       --
        Deferred income taxes                      36,518          121,371
                                                ---------        ---------

                                              $    61,404       $  121,371
                                                =========        =========


    A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense for the periods ended March 31, 2003 and 2002, is shown below:


                                                   2003             2002
                                               (Unaudited)       (Unaudited)

        Computed at the statutory rate (34%)   $   72,816       $  107,773

        Increase (decrease) resulting from
          Impact of graduated rates               (11,412)          13,598
                                                 ---------       ---------

        Actual tax provision                    $   61,404      $  121,371
                                                 =========       =========


    The tax effects of temporary differences related to deferred taxes shown on the balance sheets at March 31, 2003 and December 31, 2002, were:

                                                   2003
                                               (Unaudited)         2002
                                                ----------------------------
Deferred tax assets

   Net operating loss carryforwards
     (expiring 2020)                           $        --     $     43,176

Deferred tax liabilities
   Accumulated depreciation                      (1,357,523)     (1,364,181)
                                                 -----------     -----------

Net deferred tax liability                     $ (1,357,523)   $ (1,321,005)
                                                 ==========      ==========

                        CONX Capital Corportation
                      Notes to Financial Statements
                   March 31, 2003 and December 31, 2002


Note 4:   Equipment

    Equipment consists of the following at March 31, 2003 and December 31, 2002:

                                                  2003
                                               (Unaudited)         2002
                                                ----------------------------

       Tractors                               $ 10,089,300    $ 10,089,300
       Trailers                                  2,447,894       2,447,894
                                                ----------      ----------
                                                12,537,194      12,537,194
       Less accumulated depreciation             5,478,737       4,923,583
                                                ----------      ----------

                                              $  7,058,457    $  7,613,611
                                                ==========      ==========



Note 5:   Related Party Transactions


    The Company leases all of its equipment to Continental Express SD, Inc., an affiliated company, which has common ownership with the Company. The lessor is required to pay all executory costs (maintenance and insurance). The Company uses the management and office supplies of Harvey Manufacturing Corporation, an affiliated Company, which is owned by the Company's principal stockholder. The Company paid Harvey Manufacturing Corporation $15,000 during the three months ended March 31, 2003 and 2002.

    At March 31, 2003 and December 31, 2002, the Company had a receivable and interest due from Harvey Manufacturing
    Corporation in the amounts of $810,811 and $766,612, respectively.

    At March 31, 2003 and December 31, 2002, the Company had a receivable and interest due from Continental Express SD, Inc., in the amounts of $1,654,755 and $1,491,658, respectively.

    At March 31, 2003 and December 31, 2002, the Company had a receivable due from Great Western, LLC, an affiliated
    Company, which is owned by a stockholder, in the amount of $56,900.

    At March 31, 2003, the approximate future minimum lease income under these operating leases are as follows:


                                                     (Unaudited)
                                                      ---------

    2003                                            $   889,200
    2004                                              1,185,600
    2005                                              1,185,600
    2006                                              1,026,000
                                                      ---------

                                                    $ 4,286,400
                                                      =========

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


     Results of Operations

          Three Month Period ended March 31, 2003

     Lease income was $868,100 for the quarter ended March 31, 2003, as compared to $907,152 for the same period in 2002, a decrease of $39,052 or 4.5%. Operating expenses (consisting primarily of interest and depreciation) for the three month period ended March 31, 2003 were $681,236, and operating expenses as a percentage of lease income was 78.5%. For the same period in 2002, operating expenses were $609,048, an increase of $72,188 or 10.6%. Operating expenses as a percentage of lease income were 67.1%.

     Income from operations for the quarter ended March 31, 2003 was $186,864, as compared to $298,104 for the first quarter of 2002, resulting in a decrease of $112,240 or 37.3% in 2003 over 2002. Other income for the three month period ended March 31, 2003 was $27,301, as compared to
     $18,874 for the first quarter  of  2002.   Income before  income
     taxes for the quarter ended March 31, 2003 was $214,165, with a provision for income taxes of $61,404, resulting in net income for the three month period ended March 31, 2003 of $152,761. For the quarter ending March 31, 2002, income before income taxes was $316,978, with a provision for income taxes of $121,371 resulting in net income for the period of $195,607. As a result, income before income taxes decreased $102,813 or 32.4% and net income decreased $42,846 or 21.9% for the first quarter of 2003 over the same period in 2002. This decrease in net income is attributable to a decrease in lease income for the quarter coinciding with an increase in operating expenses.

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



     ITEM  3.  Quantitative  and Qualitative Disclosures  About Market
               Risk


          Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. The Company handles market risks in accordance with its established policies; however, the Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company does not have financial instruments to manage and reduce the impact of changes in interest rates at March 31, 2003 and December 31, 2002.
     The Company held various financial instruments at March 31, 2003 and 2002, consisting of financial assets and liabilities reported in the Company's Balance Sheets. (For additional information regarding these financial instruments, refer to
     Note 2 to the Company's financial statements.)

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

                                        Dated:   May 15, 2003

                                   By:   /s/ Todd W. Tiefel
                                        ------------------------------------
                                        Todd W. Tiefel, Secretary, Treasurer
                                        and Director (Principal Financial and
                                        Accounting Officer)

                                        Dated:   May 15, 2003

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


      Date: May 15, 2003

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


      Date: May 15, 2003

      /s/ Todd W. Tiefel
      -----------------------
      Chief Financial Officer

                                                          Exhibit 99.1




                     CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                            OF CONX CAPTIAL CORPORATION
                        PURSUANT TO 18 U.S.C. SECTION 1350



        In connection with the accompanying report on Form 10-Q for the period ending March 31, 2003 and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward
   M. Harvey, Chief Executive Officer of CONX Capital Corporation, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, that:


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



                                            /s/ Edward M. Harvey
                                            ---------------------------
                                            Edward M. Harvey
                                            Chief Executive Officer

                                                          Exhibit 99.2




                      CERTIFICATION OF CHIEF FINANCIAL OFFICER
                            OF CONX CAPTIAL CORPORATION
                        PURSUANT TO 18 U.S.C. SECTION 1350



        In connection with the accompanying report on Form 10-Q for the period ending March 31, 2003 and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Todd W. Tiefel, Chief Financial Officer of CONX Capital Corporation, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, that:


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