Form 10-Q
period 2003-06-30
CONX CAPITAL CORP
filed 2003-08-14
CIK 1119803

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                For the Quarterly Period Ended June 30, 2003

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

     As of June 30, 2003, the Registrant had 6,650,000 shares of Common Stock, $.01 par value per share, outstanding.

                      PART  I - FINANCIAL INFORMATION


     ITEM 1.   Financial Statements

          This quarterly report on Form 10-Q contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements should be read in conjunction with the cautionary statements and other important factors included in this Form 10-Q as well as in other filings made by the Company with the Securities and Exchange Commission ("SEC") . These forward-looking statements are subject to a number of risks and uncertainties, which could cause the Company's actual results to differ materially from those anticipated in such statements and include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Factors which could cause such results to differ include the Company's limited operating history, the Company's dependence on the operations of an affiliated party, reliance upon third party financing, the need for additional financing and other factors discussed in the Company's filings with the SEC, including the Risk Factors set forth in the Company's Form 10 dated January 16, 2001. Such forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar such expressions.

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

                        CONX Capital Corporation

              Accountants' Report and Financial Statements

                  June 30, 2003 and December 31, 2002

                       CONX Capital Corporation
                  June 30, 2003 and December 31, 2002



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

                    Independent Accountants' Report



Board of Directors
CONX Capital Corporation
Little Rock, Arkansas


We have reviewed the balance sheet of CONX Capital Corporation as of June 30, 2003 and the related statements of income for the three-month and six-month periods ended June 30, 2003 and 2002, and the statements of stockholders' equity and cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of December 31, 2002 and the related statements of income, stockholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 22, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                          /s/ BKD, LLP




Little Rock, Arkansas
August 5, 2003

                         CONX Captial Corporation
                              Balance Sheets
                    June 30, 2003 and December 31, 2002


Assets
                                                    2003
                                                 (Unaudited)        2002
                                                --------------------------

    Cash                                        $   162,782    $   56,487
    Accounts receivable - other                     183,424        94,952
    Accounts receivable - affiliated company        218,735        236,735
    Notes receivable - affiliated companies       2,626,605      2,345,170
    Equipment, at cost, net of accumulated
      depreciation                                6,403,400      7,613,611
                                                 ----------      ---------
                                                $ 9,594,946   $ 10,346,955
                                                 ==========    ===========

Liabilities and Stockholders' Equity

  Liabilities
    Accrued expenses                            $    15,229   $    48,427
    Income taxes payable                            102,205            --
    Long-term debt                                4,794,897     5,893,177
    Deferred income taxes                         1,269,634     1,321,005
                                                  ---------     ---------
    Total liabilities                             6,181,965     7,262,609
                                                  =========     =========

Stockholders' Equity
   Common stock, $.01 par value, authorized
     and issued 7,000,000 shares                    70,000         70,000
   Retained earnings                             3,360,981      3,032,346
   Treasury stock, at cost, 350,000 shares         (18,000)       (18,000)
                                                 ---------      ---------

                                                 3,412,981      3,084,346
                                                 ---------      ---------
                                               $ 9,594,946   $ 10,346,955
                                                 =========     ==========
  See Notes to Financial Statements

                          CONX Captial Corporation
                            Statements of Income
                        Three Months and Six Months
                        Ended June 30, 2003 and 2002



                      Three Months Ended June 30,    Six Months Ended June 30,
                          2003         2002               2003       2002
                      --------------------------------------------------------
                             (Unaudited)                   (Unaudited)

Lease Income           $   811,974   $   898,209    $ 1,680,074   $ 1,805,361
                         ---------     ---------      ---------     ---------

Operating Expenses
  Management fees           15,000       15,000          30,000        30,000
  Depreciation             558,457      514,121       1,113,611     1,022,594
  Interest expense          89,463       62,566         177,680       133,162
  Professional fees          7,200       11,781          14,400        18,981
  Directors' fees            5,000        5,000          10,000        10,000
  Rent                       1,500        1,500           3,000         3,000
  Taxes and licenses         1,160        1,160          10,325         1,425
  Other                         20          107              20         1,121
                          --------      -------       ---------     ---------

                           677,800      611,235       1,359,036     1,220,283
                          --------      -------       ---------     ---------

Operating Income           134,174      286,974         321,038       585,078

Other Income                45,224       28,936          72,525        47,810
                          --------      -------       ---------     ---------

Income Before Income
  Taxes                    179,398      315,910         393,563       632,888

Provision for Income
  Taxes                      3,524       91,277          64,928       212,648
                         ---------     --------       ---------     ---------
Net Income              $  175,874   $  224,633      $  328,635    $  420,240
                         =========    =========       =========     =========

Earnings Per Share
  Net income            $  175,874   $  224,633      $  328,635    $  420,240
  Weighted average
   shares of common
   stock                 6,650,000    6,650,000       6,650,000     6,650,000
                         ---------    ---------       ---------     ---------

  Basic earnings
   per share            $    .0264   $    .0338      $    .0494    $    .0632
                         =========    =========       =========     =========

  See Notes to Financial Statements

                          CONX Captial Corporation
                    Statements of Stockholders' Equity
                 Six Months Ended June 30, 2003 and 2002


                              Common     Retained      Treasury
                              Stock      Earnings      Stock         Total
                            ----------------------------------------------

Balance, January 1, 2002    $ 70,000   $ 1,805,757   $   (18,000)  $ 1,857,757

  Net income (unaudited)          --       420,240            --       420,240
                             -------     ---------      ---------    ---------
Balance, June 30, 2002        70,000     2,225,997       (18,000)    2,053,364

  Net income (unaudited)          --       806,349            --       806,349
                             -------     ---------      ---------    ---------

Balance, December 31, 2002     70,000    3,032,346       (18,000)    3,084,346

  Net income (unaudited)           --      328,635            --       328,635
                             --------    ---------      --------     ---------

Balance, June 30, 2003
  (Unaudited)               $  70,000  $  3,360,981  $   (18,000)  $ 3,412,981
                             ========   ===========   ==========    ==========

  See Notes to Financial Statements

                          CONX Captial Corporation
                          Statements of Cash Flows
                 Six Months Ended June 30, 2003 and 2002


                                               2003            2002
                                            (Unaudited)     (Unaudited)
                                            ----------------------------

Operating Activities
  Net income                                $    328,635   $    420,240
  Items not requiring (providing) cash
    Depreciation                               1,113,611      1,022,594
    Gain on sale of equipment                    (16,075)        (6,435)
    Deferred income taxes                        (51,371)         3,217
  Changes in
    Accounts receivable                          (70,472)        87,974
    Accrued expenses                              (3,198)       209,431
    Income taxes payable                         102,205             --
                                              ----------     ----------

      Net cash provided by operating
        activities                             1,403,335      1,737,021
                                              ----------     ----------

Investing Activities
  Proceeds from sale of equipment                 112,675        21,500
  Increase of notes receivable                   (311,435)     (881,355)
                                               -----------    ----------
      Net cash used in investing
        activities                               (198,760)     (859,855)
                                               -----------    ----------

Financing Activities
  Payments on long-term debt                   (1,098,280)   (1,627,548)
                                                ----------    ----------
       Net cash used in financing
         activities                            (1,098,280)   (1,627,548)
                                                ---------     ---------

Increase (Decrease) in Cash                       106,295      (750,382)

Cash, Beginning of Period                          56,487       888,826
                                                ---------     ---------

Cash, End of Period                           $   162,782   $   138,444
                                               ==========    ==========

Supplemental Cash Flows Information

  Interest paid                               $   177,680   $   133,162

  See Notes to Financial Statements

                             CONX Capital Corporation
                          Notes to Financial Statements
                       June 30, 2003 and December 31, 2002



Note 1:   Nature of Operations and Summary of Significant
            Accounting Policies


  Nature of Operations

    CONX Capital Corporation, a Delaware Corporation, is a specialty commercial finance company engaged in the business of originating and securing loans and equipment leases to smaller businesses, with a primary initial focus on regional trucking companies. The Company was organized in April 1998 with its headquarters located in Carson City, Nevada. The Company originates loans and leases through marketing offices located in Carson City, Nevada, and Little Rock, Arkansas. For the periods ended June 30, 2003 and 2002, all lease income was derived from one affiliated company.


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


  Equipment

    Equipment is depreciated over the estimated useful life of each asset. Annual depreciation is computed using the straight-line method. Estimated useful lives are as follows:


              Tractors                                5 years
              Trailers                               10 years

                             CONX Capital Corporation
                          Notes to Financial Statements
                       June 30, 2003 and December 31, 2002



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

    At June 30, 2003, the approximate future minimum lease income under these operating leases are as follows:

                                                     (Unaudited)

          2003                                    $   592,800
          2004                                      1,185,600
          2005                                      1,185,600
          2006                                      1,026,000
                                                    ---------
                                                  $ 3,990,000
                                                   ==========

  Earnings Per Share

   Earnings per share have been computed based upon the weighted-average common shares outstanding during each period.


  Operating Leases

    The Company leases equipment under noncancellable operating leases. These leases expire in various years through 2003 and convert to a month-to-month basis if the Company does not receive notice of termination. These leases require the lessee to pay all executory costs (property taxes, maintenance and insurance). Rental income under these operating leases was $1,680,074 and $1,805,361 for the six months ended June 30, 2003 and 2002, respectively.

                             CONX Capital Corporation
                          Notes to Financial Statements
                       June 30, 2003 and December 31, 2002



    Equipment under operating leases consists of the following at June 30, 2003 and December 31, 2002:

                                              2003
                                           (Unaudited)          2002
                                          ----------------------------

        Tractor                           $  9,874,262     $  10,089,300
        Trailers                             2,430,661         2,447,894
                                            ----------        ----------
                                            12,304,923        12,537,194
        Less accumulated depreciation        5,901,523         4,923,583
                                            ----------        ----------
                                          $  6,403,400     $   7,613,611
                                            ==========       ===========

Note 2:   Long-term Debt

                                                            (Unaudited)
                                                            -----------
        Note payable - Navistar Financial Corp. (A)        $  4,205,098
        Note payable - Fleet Capital Leasing (B)                 56,877
        Note payable - GE Capital Corp. (C)                     532,922
                                                            -----------
                                                           $  4,794,897
                                                            ===========

    Aggregate annual maturities of long-term debt at June 30, 2003:

           2003                                            $  1,095,249
           2004                                               1,500,020
           2005                                               1,249,742
           2006                                                 949,886
                                                             ----------

                                                           $  4,794,897
                                                            ===========


    (A) Due in monthly installments through 2006 ranging from $2,253 to $53,693 with total monthly payments of approximately $160,000; including interest from 6.0% to 7.4%; secured by trucks and trailers. Notes are guaranteed by Continental Express SD, Inc. (see Note 5)

    (B) Due July 28, 2003; payable $45,367 monthly, including interest at 6.5%; secured by tractors and trailers. Note is guaranteed by Continental Express SD, Inc. (see Note 5)

    (C) Due December 1, 2005; payable $39,854 monthly, including variable interest rates from 5.58% to 5.92%; secured by tractors.
         Note is guaranteed by Continental Express SD, Inc. (see Note 5)

                             CONX Capital Corporation
                          Notes to Financial Statements
                       June 30, 2003 and December 31, 2002



NOTE 3:   Equipment

    Equipment consists of the following at June 30, 2003 and December 31, 2002:

                                               2003
                                            (Unaudited)           2002
                                            -----------------------------

          Tractors                          $ 9,874,262       $ 10,089,300
          Trailers                            2,430,661          2,447,894
                                             ----------         ----------
                                             12,304,923         12,537,194
          Less accumulated depreciation       5,901,523          4,923,583
                                             ----------         ----------

                                            $ 6,403,400       $  7,613,611
                                             ==========        ===========


Note 4:   Income Taxes

    The provision for income taxes includes these components:


                                               2003        June 30, 2002
                                            (Unaudited)     (Unaudited)
                                            -----------------------------

           Taxes currently payable         $   116,299       $   209,431
           Deferred income taxes               (51,371)            3,217
                                             ---------         ---------
                                           $    64,928       $   212,648
                                            ==========        ==========


    A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:


                                               2003        June 30, 2002
                                           (Unaudited)      (Unaudited)
                                           -------------------------------
        Computed at the statutory
          rate (34%)                       $   133,812       $   215,182

        Increase (decrease) resulting
          from other                           (68,884)           (2,534)
                                             ----------       -----------

        Actual tax provision               $     64,928      $    212,648
                                             ==========       ===========

                             CONX Capital Corporation
                          Notes to Financial Statements
                       June 30, 2003 and December 31, 2002



    The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:


                                                  2003         December 31,
                                               (Unaudited)         2002
                                                --------------------------
       Deferred tax assets
       Net operating loss carryforwards
         (expiring 2020)                     $       --       $    43,176

       Deferred tax liabilities
         Accumulated depreciation              (1,269,634)      (1,364,181)
                                                ---------        ---------
       Net deferred tax liability            $ (1,269,634)    $ (1,321,005)
                                                =========        =========



Note 5:   Related Party Transactions

    The Company leases all of its equipment to Continental Express SD, Inc., an affiliated company, which has common ownership with the Company. The lessor is required to pay all executory costs (property taxes, maintenance and insurance). The Company uses the management and office supplies of Harvey Manufacturing Corporation, an affiliated company, which is owned by the Company's principal stockholder. The Company paid Harvey Manufacturing Corporation $30,000 during the six months ended June 30, 2003 and 2002, for management fees.

    At June 30, 2003 and December 31, 2002, the Company had a note receivable and interest due from Harvey Manufacturing
    Corporation in the amounts of $825,168 and $766,612, respectively.

    At June 30, 2003 and December 31, 2003, the Company had a note receivable and interest due from Continental Express SD, Inc., in the amounts of $1,744,537 and $1,491,658, respectively.

    At June 30, 2003 and December 31, 2003, the Company had a note receivable from Great Western Leasing, LLC, in the amount of $56,900.

    At June 30, 2003, the approximate future minimum lease income under these operating leases are as follows:

                                                         (Unaudited)
                                                          ---------
          2003                                           $   592,800
          2004                                             1,185,600
          2005                                             1,185,600
          2006                                             1,026,000
                                                          ----------

                                                         $ 3,990,000
                                                          ==========

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


     Results of Operations

          Three Month Period ended June 30, 2003

     Lease income was $811,974 for the quarter ended June 30, 2003, as compared to $898,209 for the same period in 2002, a decrease of $86,235 or 9.6%. Operating expenses (consisting primarily of interest and depreciation) for the three month
     period  ended  June 30, 2003   were   $677,800,   and  operating
     expenses as a percentage of lease income was 83.5%. For the same period in 2002, operating expenses were $611,235, an increase of $66,565 or 10.9%. Operating expenses as a percentage of lease income were 68.1%.

     Income from operations for the quarter ended June 30, 2003 was $134,174, as compared to $286,974 for the first quarter of 2002, resulting in a decrease of $152,800 or 53.3% in 2003 over 2002. Other income for the three month period ended June 30, 2003 was $45,224, as compared to
     $28,936 for the first quarter  of  2002.   Income before  income
     taxes for the quarter ended March 31, 2003 was $179,398, with a provision for income taxes of $3,524, resulting in net income for the three month period ended June 30, 2003 of $175,874. For the quarter ending June 30, 2002, income before income taxes was $315,910, with a provision for income taxes of $91,277 resulting in net income for the period of $224,663. As a result, income before income taxes decreased $136,512 or 47.6% and net income decreased $48,759 or 21.7% for the first quarter of 2003 from the same period in 2002. This decrease in net income is attributable to a decrease in lease income for the quarter coinciding with an increase in operating expenses.

           Six Month Period Ended June 30, 2003

      Lease income was $1,680,074 for the six months ended June 30, 2003, as compared to $1,805,361 for the same period in 2002, a decrease of $125,287 or 6.9%. Operating expenses (consisting primarily of interest and depreciaton) for the six month period ended June 30, 2003 were $1,359,036, and operating expenses as a percentage of lease income was 80.9%. For the same period in 2002, operating expenses were $1,220,283, an increase of $138,753 or 10.2%. Operating expenses as a percentage of lease income were 67.6%

      Income from operations for the six months ended June 30, 2003 was $321,038, as compared to $585,078 for the first six months of 2002, resulting in a decrease of $264,040, or 45.1% in 2003 from 2002. Other income for the six month period ended June 30, 2003 was $72,525, as compared to $47,810 for the first six months of 2002. Income before income taxes for the first six months of 2003 was $393,563, with a provision for income taxes of $64,928, resulting in net income for the six months ending June 30, 2003 of $328,635. For the six months ending June 30, 2002, income before income taxes was $632,888, with a provision for income taxes of $212,648, resulting in net income for the period of $420,240. As a result, income
      before   income   taxes  decreased  $239,325  or 37.8%  and  net
      income  decreased  $91,605  or  21.8%  for  the first six months
      of  2003  from  the  same  period  in  2002.   This  decrease in
      net income is attributable to a decrease in lease income for the six month period coinciding with an increase in operating expenses.


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



     ITEM  3.  Quantitative  and Qualitative Disclosures  About Market
               Risk


          Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. The Company handles market risks in accordance with its established policies; however, the Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company does not have financial instruments to manage and reduce the impact of changes in interest rates at June 30, 2003 and December 31, 2002. The Company held various financial instruments at June 30, 2003 and 2002, consisting of financial assets and liabilities reported in the Company's Balance Sheets. (For additional information regarding these financial instruments, refer to
     Note 2 to the Company's financial statements.)

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

                                        Dated:   August 14, 2003

                                   By:   /s/ Todd W. Tiefel
                                        ------------------------------------
                                        Todd W. Tiefel, Secretary, Treasurer
                                        and Director (Principal Financial and
                                        Accounting Officer)

                                        Dated:   August 14, 2003

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


      Date: August 14, 2003

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


      Date: August 14, 2003

      /s/ Todd W. Tiefel
      -----------------------
      Chief Financial Officer

                                                          Exhibit 99.1




                     CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                            OF CONX CAPTIAL CORPORATION
                        PURSUANT TO 18 U.S.C. SECTION 1350



        In connection with the accompanying report on Form 10-Q for the period ending June 30, 2003 and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward
   M. Harvey, Chief Executive Officer of CONX Capital Corporation, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, that:


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



                                            /s/ Edward M. Harvey
                                            ---------------------------
                                            Edward M. Harvey
                                            Chief Executive Officer

                                                          Exhibit 99.2




                      CERTIFICATION OF CHIEF FINANCIAL OFFICER
                            OF CONX CAPTIAL CORPORATION
                        PURSUANT TO 18 U.S.C. SECTION 1350



        In connection with the accompanying report on Form 10-Q for the period ending June 30, 2003 and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Todd W. Tiefel, Chief Financial Officer of CONX Capital Corporation, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, that:


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