Form 10-Q
period 2003-09-30
CONX CAPITAL CORP
filed 2003-11-14
CIK 1119803

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

             For the Quarterly Period Ended September 30, 2003

       [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                 SECURITIES
                            EXCHANGE ACT OF 1934

               For the transition period from        to
                                              ------    ------

                        Commission File No. 0-31235

                          CONX CAPITAL CORPORATION
                           ----------------------
           (Exact name of registrant as specified in its charter)

          DELAWARE                                  62-1736894
          --------                                  ----------
     (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)           Identification Number)

     502 N. DIVISION STREET, CARSON CITY, NV          89703
     ---------------------------------------          -----
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

     As of September 30, 2003, the Registrant had 6,650,000 shares of Common Stock, $.01 par value per share, outstanding.

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

                         CONX Capital Corporation

                 Accountants' Report and Financial Statements

              September 30, 2003 and 2002, and December 31, 2002

                        CONX Capital Corporation
             September 30, 2003 and 2002, and December 31, 2002


Contents



  Independent Accountants' Report.................................4



  Financial Statements

    Balance Sheets................................................5

    Statements of Income..........................................6

    Statements of Stockholders' Equity............................7

    Statements of Cash Flows......................................8

    Notes to Financial Statements.................................9

                 Independent Accountants' Report



  Board of Directors
  CONX Capital Corporation
  Little Rock, Arkansas


  We have reviewed the balance sheet of CONX Capital Corporation as of September 30, 2003 and the related statements of income for the three-month and nine-month periods ended September 30, 2003 and 2002, and the statements of stockholders' equity and cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

                          /s/ BKD, LLP




  Little Rock, Arkansas
  November 10, 2003

                        CONX Captial Corporation
                            Balance Sheets
              September 30, 2003 and December 31, 2002


 Assets
                                                  2003            2002
                                              (Unaudited)
                                               ---------------------------

  Cash                                         $    83,789     $    56,487
  Accounts receivable - other                      161,239          94,952
  Accounts receivable - affiliated company         218,735         236,735
  Notes receivable - affiliated companies        2,932,158       2,345,170
  Equipment, at cost, net of accumulated
    depreciation                                 5,800,849       7,613,611
                                               -----------      ----------

                                               $ 9,196,770    $ 10,346,955
                                               ===========    ============


  Liabilities and Stockholders' Equity

    Liabilities
    Accrued expenses                           $     15,769   $     48,427
    Income taxes payable                            362,249           --
    Long-term debt                                4,235,984      5,893,177
    Deferred income taxes                         1,135,647      1,321,005
                                                 ----------     ----------

      Total liabilities                           5,749,649      7,262,609
                                                 ----------     ----------

    Stockholders' Equity
      Common stock, $.01 par value,
       authorized and issued
       7,000,000 shares                              70,000         70,000
    Retained earnings                             3,395,121      3,032,346
    Treasury stock, at cost, 350,000 shares         (18,000)       (18,000)
                                                 ----------     ----------

                                                  3,447,121      3,084,346
                                                 ----------     ----------


                                                $ 9,196,770   $ 10,346,955
                                                  =========     ==========

 See Notes to Financial Statements

                          CONX Captial Corporation
                           Statements of Income
                       Three Months and Nine Months
                    Ended September 30, 2003 and 2002


                           Three Months Ended       Nine Months Ended
                              September 30,           September 30,
                            2003         2002        2003       2002
                               (Unaudited)             (Unaudited)
                           ---------------------------------------------

 Lease Income           $  722,851     $  807,764    $ 2,402,925   $ 2,613,125
                          --------       --------      ---------     ---------


 Operating Expenses
  Management fees           15,000         15,000         45,000        45,000
  Depreciation             544,076        519,772      1,657,687     1,542,366
  Interest expense          70,767         55,304        248,447       188,466
  Professional fees          7,200          7,200         21,600        26,181
  Directors' fees            5,000          5,000         15,000        15,000
  Rent                       1,500          1,500          4,500         4,500
  Taxes and licenses           564            --          10,889         1,425
  Other                         25           (475)            45           646
  Gain on sale of
   equipment              (114,400)      (161,031)      (128,475)     (161,031)
                         ---------      ---------      ---------     ---------

                           529,732        442,270      1,874,693     1,662,553
                         ---------      ---------      ---------     ---------

 Operating Income          193,119        365,494        528,232       950,572

 Other Income               28,394         17,930         86,844        65,740
                         ---------      ---------      ---------     ---------

 Income Before Income
  Taxes                    221,513        383,424        615,076     1,016,312

 Provision for Income
  Taxes                    187,373        132,898        252,301       345,546
                         ---------      ---------      ---------     ---------

 Net Income             $   34,140    $   250,526    $   362,775   $   670,766
                         =========      =========      =========     =========

 Earnings Per Share
  Net income            $   34,140    $  250,526     $   362,775   $   670,766
  Weighted average
   shares of common
   stock                 6,650,000     6,650,000       6,650,000     6,650,000
                         ---------     ---------       ---------     ---------

  Basic earnings per
   share               $     .0051    $    .0377     $     .0546   $     .1009
                        ==========     =========      ==========    ==========


  See Notes to Financial Statements

                          CONX Captial Corporation
                    Statements of Stockholders' Equity
              Nine Months Ended September 30, 2003 and 2002


                                Common      Retained     Treasury
                                 Stock      Earnings       Stock        Total
                                -------    ----------    ---------    ---------

 Balance, January 1, 2002     $  70,000    $ 1,805,757  $ (18,000)  $ 1,857,757

   Net income (unaudited)            --        670,766         --       670,766
                               --------      ---------   ---------   ----------

 Balance, September 30, 2002
  (Unaudited)                    70,000      2,476,523    (18,000)    2,528,523


   Net income (unaudited)            --        555,823         --       555,823
                                -------      ---------   ---------    ---------

 Balance, December 31, 2002      70,000      3,032,346    (18,000)    3,084,346

   Net income (unaudited)            --        362,775         --       362,775
                                -------      ---------   ---------    ---------

Balance, September 30, 2003
  (Unaudited)                 $  70,000    $ 3,395,121    (18,000)  $ 3,447,121
                               ========     ==========   =========   ==========




  See Notes to Financial Statements

                          CONX Captial Corporation
                          Statements of Cash Flows
              Nine Months Ended September 30, 2003 and 2002



                                               2003            2002
                                            (Unaudited)     (Unaudited)
                                            -----------     -----------
  Operating Activities
    Net income                              $   362,775     $   670,766
   Items not requiring (providing) cash
     Depreciation                             1,657,687       1,542,366
     Gain on sale of equipment                 (128,475)       (161,031)
     Deferred income taxes                     (185,358)       (125,564)
   Changes in
     Accounts receivable                        (48,287)         31,445
     Accrued expenses                            (2,658)        402,188
     Income taxes payable                       362,249              --
                                              ---------        --------

        Net cash provided by operating
         activities                           2,017,933       2,360,170
                                              ---------       ---------

 Investing Activities
   Proceeds from sale of equipment              283,550         686,871
   Increase of notes receivable                (616,988)     (1,312,555)
                                              ----------      ---------

        Net cash used in investing
         activities                            (333,438)       (625,684)
                                              ----------      ---------
  Financing Activities
    Payments on long-term debt               (1,657,193)     (2,533,800
                                              ----------      ---------
        Net cash used in financing
         activities                          (1,657,193)     (2,533,800)
                                              ----------      ---------

  Increase (Decrease) in Cash                     27,302       (799,314)

  Cash, Beginning of Period                       56,487        888,826
                                              ----------      ---------
  Cash, End of Period                        $    83,789    $    89,512
                                              ==========     ==========
  Supplemental Cash Flows Information

    Interest paid                            $   248,447    $   188,466



  See Notes to Financial Statements

                          CONX Capital Corportation
                        Notes to Financial Statements
               September 30, 2003 and 2002 and December 31, 2002



  Note 1:   Nature of Operations and Summary of Significant
             Accounting Policies

    Nature of Operations

      CONX Capital Corporation, a Delaware Corporation, is a specialty commercial finance company engaged in the business of originating and securing loans and equipment leases to smaller businesses, with a primary initial focus on regional trucking companies. The Company was organized in April 1998 with its headquarters located in Carson City, Nevada. The Company originates loans and leases through marketing offices located in Carson City, Nevada, and Little Rock, Arkansas. For the periods ended September 30, 2003 and 2002, all lease income was derived from one affiliated company.

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

    Equipment

      Equipment is depreciated over the estimated useful life of each asset. Annual depreciation is computed using the straight-line method. Estimated useful lives are as follows:


            Tractors                                         5 years
            Trailers                                        10 years

                          CONX Capital Corportation
                        Notes to Financial Statements
               September 30, 2003 and 2002 and December 31, 2002



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

      At September 30, 2003, the approximate future minimum lease income under these operating leases are as follows:

                                                     (Unaudited)
                                                      ---------

            2003                                    $   296,400
            2004                                      1,185,600
            2005                                      1,185,600
            2006                                      1,026,000
                                                     ----------

                                                    $ 3,693,600
                                                     ==========

    Earnings Per Share

     Earnings per share have been computed based upon the weighted-average common shares outstanding during each period.

    Operating Leases

      The Company leases equipment under noncancellable operating leases. These leases expire in various years through 2003 and convert to a month-to-month basis if the Company does not receive notice of termination. These leases require the lessee to pay all executory costs (property taxes, maintenance and insurance). Rental income under these operating leases was $2,402,925 and $2,613,125 for the nine months ended September 30, 2003 and 2002, respectively.

                          CONX Capital Corportation
                        Notes to Financial Statements
               September 30, 2003 and 2002 and December 31, 2002



      Equipment under operating leases consists of the following at September 30, 2003 and December 31, 2002:

                                        2003
                                    (Unaudited)         2002
                                    -----------      -----------

         Tractor                  $  9,250,066     $ 10,089,300
         Trailers                    2,412,661        2,447,894
                                    ----------      -----------
                                    11,662,727       12,537,194
         Less accumulated
          depreciation               5,861,878        4,923,583
                                    ----------      -----------

                                  $  5,800,849     $  7,613,611
                                   ===========      ===========


  Note 2:   Long-term Debt

                                                    (Unaudited)

  Note payable - Navistar Financial Corp. (A)       $  3,741,733
  Note payable - Fleet Capital Leasing (B)                13,064
  Note payable - GE Capital Corp. (C)                    481,187
                                                     -----------

                                                    $  4,235,984
                                                     ===========


  (A) Due in monthly installments through 2006 ranging from $2,253 to $53,693 with total monthly payments of approximately $160,000; including interest from 6.0% to 7.4%; secured by trucks and trailers. Notes are guaranteed by Continental Express SD, Inc. (see Note 5)

  (B) Due November 30, 2003; payable $45,367 monthly, including interest at 6.5%; secured by tractors and trailers. Note is guaranteed by Continental Express SD, Inc. (see Note 5)

  (C) Due December 1, 2005; payable $39,854 monthly, including variable interest rates from 5.58% to 5.92%; secured by tractors.
       Note is guaranteed by Continental Express SD, Inc. (see Note 5)



   Aggregate annual maturities of long-term debt at September 30, 2003:


         2003                                            $   536,336
         2004                                              1,500,020
         2005                                              1,249,742
         2006                                                949,886
                                                           ---------

                                                         $ 4,235,984
                                                           =========
                                   -11-

                          CONX Capital Corportation
                        Notes to Financial Statements
               September 30, 2003 and 2002 and December 31, 2002



   Note 3:   Equipment

      Equipment consists of the following at September 30, 2003 and December 31, 2002:

                                           2003
                                        (Unaudited)            2002
                                         ---------          ----------

          Tractors                     $  9,250,066       $ 10,089,300
          Trailers                        2,412,661          2,447,894
                                         ----------         ----------
                                         11,662,727         12,537,194
          Less accumulated
           depreciation                   5,861,878          4,923,583
                                         ----------         ----------

                                       $  5,800,849       $  7,613,611
                                        ===========        ===========


   Note 4:   Income Taxes

       The provision for income taxes includes these components:


                                                          September 30,
                                              2003           2002
                                           (Unaudited)    (Unaudited)
                                           -----------    -----------

          Taxes currently payable         $   376,343    $   471,111
          Deferred income taxes              (124,042)      (125,565)
                                            ---------     ----------

            Income tax expense            $   252,301    $   345,546
                                           ==========     ==========


    A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:



                                                          September 30,
                                              2003            2002
                                           (Unaudited)    (Unaudited)
                                            ---------      ----------


   Computed at the statutory rate (34%)    $   209,126    $   345,546

   Increase (decrease) resulting from
     Other                                      43,175             --
                                             ---------      ---------

   Actual tax expense                      $   252,301    $   345,546
                                             =========     ==========

                          CONX Capital Corportation
                        Notes to Financial Statements
               September 30, 2003 and 2002 and December 31, 2002



    The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:


                                              2003          December 31,
                                           (Unaudited)          2002
                                           ----------       -----------
      Deferred tax assets
      Net operating loss carryforwards
       (expiring 2020)                    $        --       $   43,176

     Deferred tax liabilities
       Accumulated depreciation             (1,135,647)     (1,364,181)
                                             ---------       ---------

     Net deferred tax liability           $ (1,135,647)   $ (1,321,005)
                                             =========       =========



 Note 5:   Related Party Transactions

      The Company leases all of its equipment to Continental Express SD, Inc., an affiliated company, which has common ownership with the Company. The lessor is required to pay all executory costs (property taxes, maintenance and insurance). The Company uses the management and office supplies of Harvey Manufacturing Corporation, an affiliated company, which is owned by the Company's principal stockholder. The Company paid Harvey Manufacturing Corporation $45,000 during the nine months ended September 30, 2003 and 2002, for management fees.

      At September 30, 2003 and December 31, 2002, the Company had a note receivable and interest due from Harvey Manufacturing Corporation in the amounts of $839,682 and $766,612, respectively.

      At September 30, 2003 and December 31, 2002, the Company had a note receivable and interest due from Continental Express
      SD, Inc., in the amounts of $2,035,576 and $1,491,658,
      respectively.

      At September 30, 2003 and December 31, 2002, the Company had a note receivable from Great Western Leasing, LLC, in the amount of $56,900.

      At September 30, 2003, the approximate future minimum lease income under these operating leases are as follows:


                                                     (Unaudited)
                                                      ---------

          2003                                       $   296,400
          2004                                         1,185,600
          2005                                         1,185,600
          2006                                         1,026,000
                                                      ----------

                                                     $ 3,693,600
                                                      ==========

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


     Results of Operations

          Three Month Period ended September 30, 2003

     Lease income was $722,851 for the quarter ended September 30, 2003, as compared to $807,764 for the same period in 2002, a decrease of $84,913 or 10.5%. Operating expenses (consisting primarily of interest and depreciation) for the three month period ended September 30, 2003 were $529,732 and operating expenses as a percentage of lease income was 73.3%. For the same period in 2002, operating expenses were $442,270, an increase of $87,462 or 19.8%. Operating expenses as a percentage  of  lease  income  for  the  third  quarter  of  2002 were  54.8%

     Operating Income for the quarter ended September 30, 2003 was $193,119, as compared to $365,494 for the third quarter of 2002, resulting in a decrease of $172,375 or 47.2% in 2003 over 2002. Other income for the three month period ended September 30, 2003 was $28,394, as compared to $17,930 for the third quarter of 2002. Income before income taxes for the quarter ended September 30, 2003 was $221,513, with a provision for income taxes of $187,373, resulting in net income for the three month period ended September 30, 2003 of $34,140. For the quarter ending September 30, 2002, income before income taxes was $383,424, with a provision for income taxes of $132,898 resulting in net income for the period of $250,526. As a result, income before income taxes decreased $161,911 or 42.2% and net income decreased $216,386 or 86.4%
     for the third quarter of 2003 from the same period in 2002. This decrease in net income is attributable to a decrease in lease income for the quarter coinciding with an increase in operating expenses.

           Nine Month Period Ended September 30, 2003

      Lease   income   was   $2,402,925  for  the  nine  months  ended
      September 30, 2003, as compared to $2,613,125 for the same period in 2002, a decrease of $210,200 or 8%. Operating expenses (consisting primarily of interest and depreciaton) for the nine month period ended September 30, 2003 were $1,874,693, and operating expenses as a percentage of lease income was 78%. For the same period in 2002, operating expenses were $1,662,553, an increase of $212,140 or 12.8%. Operating expenses as a percentage of lease income were 63.6% for the nine month period ended September 30, 2002.

      Operating Income for the nine months ended September 30, 2003 was $528,232, as compared to $950,572 for the first nine months of 2002, resulting in a decrease of $422,340, or 44.4% in 2003 from 2002. Other income for the nine month period ended September 30, 2003 was $86,844, as compared to $65,740 for the first nine months of 2002. Income before income taxes for the first nine months of 2003 was $615,076, with a provision for income taxes of $252,301, resulting in net income for the nine months ending September 30, 2003 of
      $362,775. For the nine months ending September 30, 2002, income before income taxes was $1,016,312, with a provision for income taxes of $345,546, resulting in net income for the period of $670,766. As a result, income before income taxes decreased $401,236 or 39.5% and net income decreased $307,991 or 45.9% for the first nine months of 2003 from the same period in 2002. This decrease in net income is attributable to a decrease in lease income for the nine month period coinciding with an increase in operating expenses.


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



     Inflation

          The impact of inflation is reflected in the increased cost of the Company's operating expenses, excluding depreciation and interest expense. Changes in interest rates generally have a greater impact on the Company's performance than do the effects of general levels of inflation. Inflation affects the Company primarily through its effect on interest rates, since interest rates normally increase during periods of high inflation and decrease during periods of low inflation. The Company intends to manage its exposure to inflationary interest rate risks by closely monitoring the difference or spread between the effective rate of interest received by the Company and the rates payable by the Company.



     ITEM  3.  Quantitative  and Qualitative Disclosures  About Market
               Risk


          Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. The Company handles market risks in accordance with its established policies; however, the Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company does not have financial instruments to manage and reduce the impact of changes in interest rates at September 30, 2003 and December 31, 2002. The Company held various financial instruments at September 30, 2003 and 2002, consisting of financial assets and liabilities reported in the Company's Balance Sheets. (For additional information regarding these financial instruments, refer to
     Note 2 to the Company's financial statements.)

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

                                        Dated:   November 14, 2003

                                   By:   /s/ Todd W. Tiefel
                                        ------------------------------------
                                        Todd W. Tiefel, Secretary, Treasurer
                                        and Director (Principal Financial and
                                        Accounting Officer)

                                        Dated:   November 14, 2003

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


      Date: November 14, 2003

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


      Date: November 14, 2003

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