Form 10-K
period 2003-12-31
CONX CAPITAL CORP
filed 2004-03-30
CIK 1119803

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-K

                         ANNUAL REPORT PURSUANT TO
                   SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR
                          ENDED DECEMBER 31, 2003

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

                   Common Stock, Par Value $.01 Per Share
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
     this  Form 10-K or any  amendment to this  Form 10-K.   X
                                                            ---


     Indicate  by  check  mark whether the registrant is an accelerated
     filer (as defined in Rule 12b-2 of the Act).   YES    NO  X
                                                       ---    ---

     There is no established market for the registrant's voting and non-voting common equity. The aggregate book value of the voting common equity held by non-affiliates on December 31, 2003 was $6,517. For purposes of the foregoing calculation only, all directors, executive officers, and their respective family members, have been deemed affiliates. The registrant's revenues for the fiscal year-end December 31, 2003, were $3,267,090.

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














                    DOCUMENTS INCORPORATED BY REFERENCE
                    -----------------------------------
                                    NONE
                                    ----

                                  PART  I

          This annual report on Form 10-K contains forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995. Such forward-looking statements should be read in conjunction with the cautionary statements and other important factors included in this Form 10-K as well as in other filings made by the Company with the Securities and Exchange Commission ("SEC") . These forward-looking statements are subject to a number of risks and uncertainties, which could cause the Company's actual results to differ materially from those anticipated in such statements and include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts. Factors which could cause such results to differ include, but are not limited to, the Company's limited operating history, the Company's dependence on the operations of an affiliated party, reliance upon third party financing, the need for additional financing and other factors discussed in the Company's filings with the SEC, including the Risk Factors set forth in the Company's Form 10 dated January 16, 2001. Such forward-looking statements may be identified, without limitation, by the use of the words "anticipates," "estimates," "expects," "should," "intends," "plans," "predicts," "projects," and similar expressions.

          The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of the historical operating trends, data contained in the Company's records and other data available from third parties. There can be no assurance, however, that the Company's expectations, beliefs or projections will be achieved or accomplished in whole or in part.


     ITEM 1.  Description of Business.
              -----------------------

          CONX Capital Corporation, a Delaware corporation (the "Company" or "CONX"), with assets of approximately $8.8 million as of December 31, 2003, is a specialty commercial finance company engaged in the business of originating and servicing equipment leases to regional trucking companies. To date, the Company's leasing activities have been limited to the leasing of tractors and semi-trailers to one affiliated company, Continental Express SD, Inc. As of December 31, 2003, the Company had total assets of $8,848,218, primarily including equipment that consisted of leased tractors and semi trailers carried at $5,193,799, net of accumulated depreciation. For the year ended December 31, 2003, net income was $485,191.

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

          The Company currently originates leases through its offices located in Carson City, Nevada and Little Rock, Arkansas. The Little Rock, Arkansas office was opened in April, 1998 at the time of formation of the Company. The Carson City, Nevada office has been the registered office of the Company since its incorporation.

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

          To date, the Company's lease income has been derived solely from one affiliated company, Continental Express SD, Inc. The Company intends to focus on expanding leasing activities within the trucking industry and potentially to expand its equipment leasing activities into materials handling associated with the trucking and transportation industry. Over the next twelve months, the Company anticipates adding additional tractors and semi-trailers to its leasing fleet and to expand its leasing activities with Continental Express SD, Inc. and other trucking companies meeting the Company's leasing requirements. No significant expansion of the scope of the Company's lending activities is expected before the end of calendar year 2004.

          To  the  extent  that  the  Company  expands  its lending and leasing activities over the next twenty-four months, it is anticipated that the Company's focus will shift to providing funding to industries that have been historically underserved by banks and other traditional sources of funding. Such a new focus will require the Company to develop specific industry expertise in the business sectors which it will serve in order to provide individualized financial solutions for its borrowers. The Company believes that its industry expertise in the trucking industry, combined with its ability to be responsive to borrowers and flexible in structuring transactions and product offerings will give it a competitive advantage over more traditional, highly regulated small business lenders. The Company's future borrowers are generally anticipated to be small business operators, most of whom are independent with proven operating experience and a history of generating positive cash flows. The Company will rely primarily upon its assessment of
     enterprise  value,  based  in    part  possibly   on   independent
     third-party valuations, and historical operating cash flows to make credit determinations, as opposed to relying solely on the value of any collateral.

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

     ITEM 2.  Properties.
              ----------

          The Company leases its executive and administrative offices which are located at 502 North Division Street, Carson, City, Nevada, and 1406 Cantrell Road, Little Rock, Arkansas.
     These offices consist of an aggregate of approximately 3,500 square feet. Both leases have been extended through December 31, 2004. The Company owns no fee interest in any real property.


     ITEM 3.  Legal Proceedings.
              -----------------

     There are no pending legal proceedings involving the  Company as a
     party   or  involving  any  of  the  Company's  assets  or  leased properties.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.
              ---------------------------------------------------

     No matters were submitted for a vote of the security holders during the fourth quarter of fiscal year 2003.



                                  PART  II

     ITEM  5.    Market  for  Common  Equity  and  Related  Stockholder
                 ------------------------------------------------------
     Matters.
     -------

     There is no established public trading market for the Company's common stock. There are also no outstanding options or warrants to purchase the common stock of the Company, or securities convertible into the common stock of the Company. With the exception of 44,800 shares of the Company's common stock, all of the remaining issued and outstanding common stock of the Company are held by persons who would be deemed to be affiliates for
     purposes  of  the   Securities  Act  of  1933,  as  amended   (the
      Securities Act ), and for purposes of Rule 144 as promulgated thereunder. As of March 30, 2004, there were approximately 8 holders of record of the Company's common stock.

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

          The Company did not sell or otherwise issue any equity securities during the fiscal year ended December 31, 2003.

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



 Plan Category
 -------------

 Equity Compensation
  plans approved by
  Shareholders . . . . . .  None             $ 0                 None

 Equity  Compensation
  plans not approved by
  Shareholders . . . . . .  None             $ 0                 None

     ITEM 6.  Selected Financial Data.
              -----------------------

     The following sets forth the selected financial data for the fiscal years ended December 31, 2003, December 31, 2002, December 31, 2001, December 31, 2000, and December 31, 1999, respectively:


                  12/31/03     12/31/02     12/31/01     12/31/00    12/31/99
                 ----------   ----------   ----------   ----------  ----------

  Revenues     $ 3,267,090  $ 3,800,220  $ 4,650,930  $ 4,326,287  $ 2,894,050
  Net Income   $   485,191  $ 1,226,589  $   890,329  $   541,293  $   365,618
  Earnings per
    Share      $    0.0729  $    0.1845  $   0.1338   $    0.0814  $    0.0536
  Cash Dividend
    per Share  $       0.0  $       0.0  $      0.0   $       0.0  $       0.0
  Total Assets $ 8,848,218  $10,346,455  $ 8,168,003  $10,603,031  $ 8,201,753
  Stockholders
    Equity     $ 3,569,537  $ 3,084,346  $ 1,857,757  $   967,428  $   426,135




     ITEM  7.    Management's  Discussion  and  Analysis  of  Financial
                 ------------------------------------------------------
     Condition and Results of Operation.
     ----------------------------------

          The following discussion and analysis below should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this Annual Report on Form 10-K. To date, the Company's only activities and sources of operating revenue have been leases of tractor and trailer truck equipment to one affiliated company, Continental Express SD, Inc.

     Results of Operation

          Fiscal year ended December 31, 2003

          Lease income was $3,024,901 for the fiscal year ended December 31, 2003. As of that date the Company had 135 tractors and 141 semi-trailers leased to its customer. Operating expenses (consisting primarily of interest expense and depreciation) for the fiscal year ended December 31, 2003 were $2,597,009 and operating expenses as a percentage of lease income was 85.9%. The increase in this percentage in 2003 from the prior year resulted primarily from a reduction in lease income income of 17.4% in 2003 from fiscal year 2002 levels.

          Operating Income for the fiscal year ended December 31, 2003 was $670,081, a decrease of 52.5% from fiscal year 2002. This decrease in operating income results primarily from a decrease in lease income compounded with increases in both depreciation expense and interest expense. Other income for fiscal year 2003 was $119,828. Income before income taxes for fiscal year 2003 totaled $789,909, with a provision for income taxes of $304,718, resulting in net income for fiscal year 2003 equal to $485,191. This amount represents a decrease of 60.4% when compared to the net income amount in fiscal year 2002, as a result of the differences noted above.

          Fiscal year ended December 31, 2002

          Lease income was $3,663,770 for the fiscal year ended December 31, 2002. As of December 31, 2002, the Company had 126 tractors and 142 semi-trailers leased to its customers. Operating expenses (consisting primarily of interest and depreciation) for the fiscal year ended December 31, 2002 were $2,390,844, and operating expenses as a percentage of lease income was 65.3%. The improvement in this percentage in 2002 from the prior year resulted primarily from a reduction in operating expenses of 26.5% in 2002 from fiscal year 2001 levels. This improvement was slightly offset by a reduction in lease revenues in 2002 from fiscal year 2001 levels.

          Operating Income for the fiscal year ended December 31, 2002 was $1,409,376. Other income for the fiscal year ended December 31, 2002 was $94,230. Income before income taxes for the fiscal year ended December 31, 2002 was $1,503,606, with provision for income taxes of $277,017, resulting in net income for the fiscal year ended December 31, 2002 of $1,226,589. The increases in the operating and net income for 2002 over 2001 amounts result primarily from a decrease in operating expenses as discussed above.

          Fiscal Year Ended December 31, 2001

          Lease income was $4,298,713 for the fiscal year ended December 31, 2001. As of December 31, 2001, the Company had 173 tractors and 142 semi-trailers leased to its customer. Operating expenses (consisting primarily of interest and depreciation) for the fiscal year ended December 31, 2001 were $3,252,065, and operating expenses as a percentage of lease income was 75.7%. Operating Income for the fiscal year ended December 31, 2001 was $1,398,865. Other income for the fiscal year ended December 31, 2001 was $41,970. Income before income taxes for the fiscal year ended December 31, 2001 was $1,440,835, with provision for income taxes of $550,506, resulting in net income for the fiscal year ended December 31, 2001 of $890,329.

          The Company anticipates additional leasing activity with Continental Express SD, Inc., through the year 2004. During 2004, the Company intends to increase its efforts to provide equipment leasing and loan products to other customers in an effort to diversify its revenue stream and the products being offered. However, during the next twelve months, the Company does not anticipate any material change in the sources of its revenue stream.

     Liquidity and Capital Resources

          The Company's current assets and working capital are sufficient to meet its needs for the next twelve months of operation as the Company is currently operating. However, the Company has an ongoing need to finance its lending activities. This need is expected to increase as the volume of the Company's loan and lease originations increase. The Company's primary cash requirements include the funding of (i) loans and leases pending their sale, (ii) fees and expenses incurred in connection with its securitization program, (iii) over collateralization or reserve account requirements in connection with loans pooled and sold, (iv) interest, fees, and expenses associated with the Company's warehouse credit and repurchase facilities with certain financial institutions, (v) federal and state income tax payments, and (vi) ongoing administrative and other operating expenses. To date, the Company currently has funded these cash requirements by credit facilities granted by Navistar Financial Corporation, GE Capital Corporation and Fleet Capital Leasing
     and guaranteed by the Company's affiliate, Continental Express SD, Inc. The Company anticipates that in the future it will rely more heavily on securitizations, whole loan and lease sales, and
     borrowings  as  its   cash  requirements increase.

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


     Disclosure of Contractual Obligations

          The funding requirements of the Company's most significant financial obligations are set forth in the table below:


                                   Payments Due by Period

                     -------------------------------------------------------
                     Less than       1-3        3-5      Greater than
                     1 Year         Years      Years       5 Years     Total
                     -------------------------------------------------------

    Contractual
      Obligations:

       Long-term
         Debt       $ 3,889,269   $ 2,638,022    -0-       -0-    $ 6,527,291




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

          None.

     ITEM 9A.  Controls and Procedures.
               ------------------------


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


          Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as that term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting the Company's Chief Executive Officer and Chief Financial Officer to material information required to be disclosed in the periodic reports filed with the SEC.

         The Company also adheres to certain processes to provide reasonable assurance regarding the reliability of financial information reported in documents filed with the SEC or otherwise made public. The Company's management is responsible for establishing and maintaining such processes to ensure that adequate internal controls exist with respect to the Company's financial reporting. The Company's Chief Executive Officer and Chief Financial Officer have reviewed the Company's internal controls and there have been no significant changes in such controls or other factors that could significantly affect those controls subsequent to the last date of the most recent evaluation.

                                 PART  III

     ITEM 10.  Directors and Executive Officers of the Registrant.
               --------------------------------------------------
          The names of the directors and executive officers of the Company, as well as their respective ages and positions with the Company, are as follows:

       Name                         Age       Position
       ----                         ---       --------

     Edward M. Harvey               72      Chairman of the Board of Directors
     Michael Kelly Woodridge        45      President and Director
     Todd W. Tiefel                 38      Chief Financial Officer and
                                              Director
     John P. Flahavin               67      Director
     Theodore C. Skokos             56      Director



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


          The Company adopted a Code of Ethics applicable to its directors, chairman, president, chief financial officer and other executive officers that constitues a "code of ethics" as defined by applicable rules of the Securities and Exchange Commission. The Company will provide its Code of Ethics to any person, without charge, upon request submitted to the Board of Directors of the Company at its principal office located at 502 N. Division Street, Carson City, Nevada 89703. Any amendments to the Company's Code of Ethics, other than technical, administrative, or other non-substantive amendments, will be promptly disclosed by the Company in a report on Form 8-K filed with the Securities and Exchange Commission.

     ITEM 11.  Executive Compensation.
               ----------------------

          None of the Company's executive officers were compensated for their services in such capacities for the year ended December 31, 2003.


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

          Except as set forth above, there have not been any transactions and currently there are no proposed transactions in which the amount involved exceeds $60,000 in which any director, officer, or 5% shareholder is involved during the fiscal year ended December 31, 2003.



     ITEM 14.  Principal Accounting Fees and Services
               --------------------------------------


                                              2003           2002
                                          ----------------------------

         (a)   Audit Fees:                 $  22,250     $  18,200

         (b)   Audit Related Fees:         $       0     $       0

         (c)   Tax Fees:                   $       0     $       0

         (d)   All Other Fees:             $       0     $       0






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

          (a)(3)    See  Exhibits  below.

          (b) No reports on Form 8-K were filed during the year ended December 31, 2003.

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

                                        Dated:    March 30, 2004

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

                                           /s/ Edward M. Harvey
                                   ------------------------------------
                                   Name:  Edward M. Harvey
                                   Capacity:  Chairman and Director
                                              (Principal Executive Officer)
                                   Dated:     March 30, 2004



                                           /s/ Michael Kelly Wooldridge
                                   ----------------------------------------
                                   Name:  Michael Kelly Wooldridge
                                   Capacity:  President and Director
                                   Dated:     March 30, 2004



                                           /s/ Todd W. Tiefel
                                   --------------------------------------
                                   Name:  Todd W. Tiefel
                                   Capacity:  Chief Financial Officer and
                                               Director
                                              (Principal Financial and
                                               Accounting Officer)
                                   Dated:     March 30, 2004

                                           /s/ John P. Flahavin
                                   ---------------------------------------
                                   Name:  John P. Flahavin
                                   Capacity:  Director
                                   Dated:     March 30, 2004


                                           /s/ Theodore C. Skokos
                                   ----------------------------------------
                                   Name:  Theodore C. Skokos
                                   Capacity:  Director
                                   Dated:     March 30, 2004

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


      Date: March 30, 2004

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


      Date: March 30, 2004

      /s/ Todd W. Tiefel
      -----------------------
      Chief Financial Officer

                         CONX Capital Corporation

              Accountants' Report and Financial Statements

                    December 31, 2003, 2002 and 2001

                       CONX Capital Corporation
                   December 31, 2003, 2002 and 2001



  Contents


    Independent Accountants' Report ............................ F-1


    Financial Statements

      Balance Sheets ........................................... F-2

      Statements of Income ..................................... F-3

      Statements of Stockholders' Equity ....................... F-4

      Statements of Cash Flows ................................. F-5

      Notes to Financial Statements ............................ F-6

                    Independent Accountants' Report






  Board of Directors
  CONX Capital Corporation
  Little Rock, Arkansas




  We have audited the accompanying balance sheets of CONX Capital Corporation ("The Company") as of December 31, 2003 and 2002, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of The Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CONX Capital Corporation as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.








  Little Rock, Arkansas
  March 5, 2004

                       CONX Capital Corporation
                           Balance Sheets
                     December 31, 2003 and 2002


  Assets
                                                       2003          2002
                                                 ----------------------------

     Cash                                        $    90,465   $     56,487
     Accounts receivable - other                      93,404         94,952
     Accounts receivable - affiliated companies      236,735        236,735
     Note receivable - affiliated companies        3,233,815      2,345,170
     Equipment, at cost, net of accumulated
      depreciation                                 5,193,799      7,613,611
                                                   ---------     ----------

                                                 $ 8,848,218   $ 10,346,955
                                                  ==========    ===========


  Liabilities and Stockholders' Equity

    Liabilities
      Accrued expenses                           $     37,719  $     48,427
      Income taxes payable                            296,563            --
      Long-term debt                                3,690,649     5,893,177
      Deferred income taxes                         1,253,750     1,321,005
                                                   ----------    ----------

         Total liabilities                          5,278,681     7,262,609
                                                   ----------    ----------


    Stockholders' Equity
      Common stock, $.01 par value,
        7,000,000 shares authorized
        and issued                                     70,000        70,000

      Retained earnings                             3,517,537     3,032,346
      Treasury stock, at cost
        Common - 350,000 shares                       (18,000)      (18,000)

                                                    ----------   -----------

         Total stockholders' equity                  3,569,537     3,084,346
                                                    ----------   -----------


                                                   $ 8,848,218  $ 10,346,955
                                                    ==========   ===========



See Notes to Financial Statements    F-2

                       CONX Capital Corporation
                         Statements of Income
             Years Ended December 31, 2003, 2002 and 2001




                                          2003          2002        2001
                                    -----------------------------------------

  Lease Income                      $  3,024,901   $  3,663,770  $  4,298,713


  Gain on Sale of Equipment              242,189        136,450       352,217
                                      ----------      ---------     ---------

                                       3,267,090      3,800,220     4,650,930
                                      ----------      ---------     ---------

  Operating Expenses
    Management fees                       60,000         60,000        60,000
    Depreciation                       2,159,102      2,008,663     2,582,008
    Professional fees                     28,800         33,381        38,994
    Director's fees                       20,000         20,000        20,000
    Rent                                   6,000          6,000         6,000
    Taxes and licenses                    10,889          1,425        12,246
    Interest                             312,022        260,372       529,441
    Other                                    196          1,003         3,376
                                       ---------      ---------     ---------

                                       2,597,009      2,390,844     3,252,065
                                       ---------      ---------     ---------

  Operating Income                       670,081      1,409,376     1,398,865

  Other Income

    Interest income                      119,828         94,230        41,970
                                       ---------      ---------     ---------

  Income Before Income Taxes             789,909      1,503,606     1,440,835

  Provision for Income Taxes             304,718        277,017       550,506
                                       ---------      ---------     ---------

  Net Income                         $   485,191    $ 1,226,589   $   890,329
                                       =========      =========     =========

  Earnings Per Share
    Net income                       $   485,191    $ 1,226,589   $   890,329
    Weighted average shares of
      common stock                     6,650,000      6,650,000     6,650,000
                                       ---------      ---------     ---------


    Basic earnings per share         $     .0729    $    0.1845   $    0.1338
                                       =========      =========     =========





See Notes to Financial Statements    F-3

                          CONX Capital Corporation
                  Statements of Stockholders' Equity
             Years Ended December 31, 2003, 2002 and 2001





                                 Common       Retained    Treasury
                                 Stock        Earnings      Stock       Total
                               -----------------------------------------------

   Balance, January 1, 2001    $   70,000  $   915,428  $ (18,000)  $  967,428

     Net income                        --      890,329         --      890,329
                                ---------    ---------   ---------   ---------


   Balance, December 31, 2001      70,000    1,805,757    (18,000)   1,857,757



     Net income                        --    1,226,589        --    1,226,589
                                ---------    ---------  ---------   ---------


   Balance, December 31, 2002      70,000    3,032,346    (18,000)  3,084,346


     Net income                        --      485,191         --     485,191
                                ---------    ---------  ----------  ---------


   Balance, December 31, 2003  $   70,000  $ 3,517,537  $ (18,000) $ 3,569,537
                                =========   ==========  ==========   =========




See Notes to Financial Statements    F-4

                         CONX Capital Corporation
                         Statements of Cash Flows
               Years Ended December 31, 2003, 2002 and 2001




                                        2003         2002           2001
                                  -----------------------------------------

  Operating Activities
    Net income                     $   485,191   $  1,226,589   $   890,329
  Items not requiring (providing)
    cash
      Depreciation                   2,159,102      2,008,663      2,582,008
      Deferred income taxes            (67,255)       194,517        550,506
      Gain on sale of equipment       (242,189)      (136,450)      (352,217)

  Changes in
      Accounts receivable                1,548       (243,713)         9,504
      Accrued expenses                 (10,708)        18,427        (27,968)
      Income taxes payable             296,563             --             --
                                    ----------      ---------     ----------

         Net cash provided by
           operating activities      3,068,033      3,652,162      2,622,252
                                    ----------     ----------     ----------

  Investing Activities
    Proceeds from sale of
      equipment                        502,899        973,720      1,470,638
    Purchase of equipment                   --     (4,007,368)            --
    Issuance of notes receivable      (888,645)    (1,576,143)      (739,027)
    Collection of note receivable
      principal                             --             --        125,000
                                     ---------     ----------     ----------


         Net cash provided by
          (used in) investing
          activities                  (385,746)    (4,609,791)       856,611
                                     ---------     ----------     ----------

  Financing Activities
    Proceeds from issuance of long-
      term debt                             --      4,007,368        428,102

    Principal payments on long-term
      debt                           (2,202,528)   (3,297,949)    (4,275,997)
                                     ----------    ----------     ----------

         Net cash provided by
          (used in) financing
          activities                 (2,202,528)      709,419     (3,847,895)
                                     ----------    ----------     ----------


  Increase (Decrease) in Cash            33,978      (832,339)       660,878


  Cash, Beginning of Year                56,487       888,826        227,948
                                     ----------    ----------     ----------

  Cash, End of Year                 $    90,465  $     56,487   $    888,826
                                     ==========    ==========    ===========


  Supplemental Cash Flows
    Information

      Interest paid                 $   312,022  $    260,372   $    529,441

      Income taxes paid             $    61,316  $     82,500   $         --




See Notes to Financial Statements    F-5

                           CONX Capital Corporation
                         Notes to Financial Statements
                       December 31, 2003, 2002 and 2001







  Note 1:   Nature of Operations and Summary of Significant
              Accounting Policies



    Nature of Operations


      CONX Capital Corporation, a Delaware Corporation, ("Company") is a specialty commercial finance company engaged in the business of originating and securing loans and equipment leases to smaller businesses, with a primary initial focus on regional trucking companies. The Company was organized in April 1998 with its headquarters located in Carson City, Nevada. The Company originates loans and leases through marketing offices located in Carson City, Nevada and Little Rock, Arkansas. For the years ended December 31, 2003, 2002 and 2001, all lease income was derived from one affiliated company.



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



   Accounts Receivable


      Accounts receivable are stated at the amount billed to customers. The Company provides an allowance for doubtful accounts, which is based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are generally billed monthly and become delinquent 30 days thereafter.



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

                           CONX Capital Corporation
                         Notes to Financial Statements
                       December 31, 2003, 2002 and 2001





    At December 31, 2003, the approximate future minimum lease income under these operating leases is as follows:


              2004                                     $  1,185,600
              2005                                        1,185,600
              2006                                        1,026,000
                                                          ---------


                                                       $  3,397,200
                                                          =========

   Earnings Per Share


      Earnings per share have been computed based upon the weighted-average common shares outstanding during each year.



   Operating Leases



      The Company leases equipment under noncancellable operating leases. These leases expire through 2006 and convert to a month-to-month basis if the Company does not receive notice of termination. These leases require the lessee to pay all executory costs (property taxes, maintenance and insurance). Rental income under these operating leases was $3,024,901, $3,663,770 and $4,298,713 for the years ended December 31, 2003, 2002 and 2001, respectively.

      Equipment under operating leases consists of the following at December 31, 2003 and 2002:


                                                 2003           2002
                                            ----------------------------


         Tractors                           $  8,461,527    $ 10,089,300
         Trailers                              2,412,661       2,447,894
                                              ----------      ----------
                                              10,874,188      12,537,194
         Less accumulated depreciation         5,680,389       4,923,583
                                              ----------      ----------
                                            $  5,193,799    $  7,613,611
                                              ==========      ==========


   Note 2:   Long-term Debt


                                                 2003           2002
                                            ----------------------------


    Notes payable - Navistar Financial
      Corporation (A)                       $  3,261,922    $  5,129,581
    Note payable - Fleet Capital
      Leasing (B)                                     --         141,980
    Note payable - GE Capital (C)                428,727         621,616
                                             -----------     -----------


                                            $  3,690,649    $  5,893,177
                                             ===========     ===========

                           CONX Capital Corporation
                         Notes to Financial Statements
                       December 31, 2003, 2002 and 2001







    (A) Due in monthly installments through 2004 ranging from $2,253 to $53,693 with total monthly payments of approximately $160,000; including interest from 6.0 % to 7.4%; secured by trucks and trailers. Notes are guaranteed by Continental Express SD, Inc. (see Note 5)

    (B) Due January 28, 2003; payable $45,367 monthly, including interest at 6.5%; secured by tractors and trailers. Note is guaranteed by Continental Express SD, Inc. (see Note 5)

    (C) Due December 1, 2005; payable $39,854 monthly, including interest at variable rates (3.19% at December 31, 2003); secured by tractors. Note is guaranteed by Continental Express SD, Inc. (see Note 5)



    Aggregate annual maturities of long-term debt at December 31, 2003:



        2004                                              $  1,491,021
        2005                                                 1,249,742
        2006                                                   949,886
                                                            ----------

                                                          $  3,690,649
                                                            ==========



    NOTE 3:   Income Taxes


         The provision for income taxes includes these components:


                                           2003          2002          2001
                                    -----------------------------------------


          Taxes currently payable   $   371,973     $    82,500   $        --
          Deferred income taxes         (67,255)        194,517       550,506
                                       --------         -------       -------

                                    $   304,718     $   277,017   $   550,506



        A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:



                                           2003          2002          2001
                                     -----------------------------------------

          Computed at the
            statutory rate (34%)    $  268,569      $    511,226   $   489,884


          Increase (decrease)
            resulting from
             State income taxes             --           (206,000)          --
             Other                      36,149            (28,209)      60,622
                                     ---------         -----------    --------

          Actual tax provision      $  304,718      $      277,017 $   550,506

                           CONX Capital Corporation
                         Notes to Financial Statements
                       December 31, 2003, 2002 and 2001






    The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:


                                                     2003             2002
                                                -----------------------------

          Deferred tax assets
            Net operating loss
              carryforwards                    $       --       $     43,176

          Deferred tax liabilities
            Accumulated depreciation             (1,253,750)      (1,364,181)
                                                  ---------        ----------

          Net deferred tax liability           $ (1,253,750)    $ (1,321,005)
                                                  =========        =========



    Note 4:   Equipment

          Equipment consists of the following at December 31, 2003 and 2002:

                                                     2003             2002
                                                ------------------------------


             Tractors                          $  8,461,527      $ 10,089,300
             Trailers                             2,412,661         2,447,894
                                                 ----------        ----------
                                                 10,874,188        12,537,194
             Less accumulated depreciation        5,680,389         4,923,583
                                                 ----------        ----------

                                               $  5,193,799      $  7,613,611
                                                 ==========        ==========

    Note 5:   Related Party Transactions



      The Company leases all of its equipment to Continental Express SD, Inc., an affiliated company, which has common ownership with the Company. The lessor is required to pay all executory costs (property taxes, maintenance and insurance). The Company uses the management and office supplies of Harvey Manufacturing Corporation, an affiliated Company, owned by a stockholder of the Company. The Company paid Harvey Manufacturing Corporation $60,000 during 2003, 2002 and 2001 for management fees.

      At December 31, 2003 and 2002, the Company had a note receivable including interest due from Harvey Manufacturing, LLC, an affiliated company, owned by a stockholder of the company in the amount of $854,197 and $796,612, respectively.

      At December 31, 2003 and 2002, the Company had a note receivable including interest due from Great Western, LLC, an affiliated company, owned by a stockholder of the company, in the amount of $60,559 and $56,900, respectively. The Company also had accounts receivable from Great Western, LLC, of $30,000 at December 31, 2003 and 2002.

      At December 31, 2003 and 2002, the Company had a note receivable including interest due from Continental Express
      SD, Inc. in the amount of $2,319,059 and $1,491,658,
      respectively. The Company also had accounts receivable from Continental Express SD, Inc. of $206,735 at December 31, 2003 and 2002.

                           CONX Capital Corporation
                         Notes to Financial Statements
                       December 31, 2003, 2002 and 2001






      Continental Express SD, Inc., Harvey Manufacturing, LLC and Great Western, LLC have received a commitment from the individual who is the principal stockholder or member of each of these entities and the Company. The commitment indicates that, should any of these entities not have sufficient resources to repay the amounts due to the Company or the rest of these entities, the principal stockholder/partner will provide that entity with resources to enable it to satisfy these obligations in full. Notes receivable from these entities are generally due on demand and bear interest at rates of 3.35% to 8.25%. Interest is computed monthly on the average balance outstanding and added to the note principal.



  Note 6:   Disclosures About Fair Value of Financial Instruments


      The following methods were used to estimate the fair value of financial instruments.

      The fair values of certain of these instruments were calculated by discounting expected cash flows, which method involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.


    Long-term Receivables and Payables with Related Parties


      It was not practical to estimate the fair value of long-term receivables and payables with related parties. The terms of the amounts reflected in the balance sheets at December 31, 2003, 2002 and 2001 are more fully discussed in Note 5.


    Long-term Debt


      Fair value is estimated based on the borrowing rates currently available to the Company for loans with similar terms and maturities. The estimated fair value and carrying amount of long-term debt were $3,870,967 and $3,690,649 and $6,110,208 and $5,893,177 at December 31, 2003 and 2002,
      respectively.

                                                          Exhibit 99.1




                     CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                            OF CONX CAPITAL CORPORATION
                        PURSUANT TO 18 U.S.C. SECTION 1350



        In connection with the accompanying report on Form 10-K for the year ended December 31, 2003 and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward
   M. Harvey, Chief Executive Officer of CONX Capital Corporation, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, that:


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



                                            /s/ Edward M. Harvey
                                            ---------------------------
                                            Edward M. Harvey
                                            Chief Executive Officer

                                                          Exhibit 99.2




                      CERTIFICATION OF CHIEF FINANCIAL OFFICER
                            OF CONX CAPITAL CORPORATION
                        PURSUANT TO 18 U.S.C. SECTION 1350



        In connection with the accompanying report on Form 10-K for the year ended December 31, 2003 and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Todd W. Tiefel, Chief Financial Officer of CONX Capital Corporation, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, that:


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