Form 10-K/A
period 2003-12-31
CONX CAPITAL CORP
filed 2004-05-07
CIK 1119803

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-K/A

                         ANNUAL REPORT PURSUANT TO
                   SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR
                          ENDED DECEMBER 31, 2003

                        Commission File No. 0-31235
                          CONX CAPITAL CORPORATION
                      --------------------------------
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











                    DOCUMENTS INCORPORATED BY REFERENCE
                    -----------------------------------
                                    NONE
                                    ----

                              EXPLANATORY NOTE
                              ----------------



      CONX Capital Corporation hereby amends its Annual Report on Form 10-K for the calendar year ended December 31, 2003 (the "Form 10-K") (filed on March 30, 2004) as set forth in this Annual Report on Form 10-K/A (Amendment No. 1) (the "Form 10-K/A"). This Form 10-K/A includes an amendment to the following section of the Form 10-K.

      Part I,  Item  7:   Amendment  to  the  Company's   Disclosure  of
      Contractual Obligations.




     ITEM 7.


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
                     1 Year         Years      Years       5 Years     Total
                     -------------------------------------------------------

    Contractual
      Obligations:

       Long-term
         Debt       $ 1,491,021   $ 2,199,628    -0-       -0-    $ 3,690,649

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

                                        Dated:    May 4, 2004

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and all the dates indicated.

                             POWER OF ATTORNEY

          KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below appoints, Todd W. Tiefel, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K/A and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

                                           /s/ Edward M. Harvey
                                   ------------------------------------
                                   Name:  Edward M. Harvey
                                   Capacity:  Chairman and Director
                                              (Principal Executive Officer)
                                   Dated:     May 4, 2004



                                           /s/ Michael Kelly Wooldridge
                                   ----------------------------------------
                                   Name:  Michael Kelly Wooldridge
                                   Capacity:  President and Director
                                   Dated:     May 4, 2004



                                           /s/ Todd W. Tiefel
                                   --------------------------------------
                                   Name:  Todd W. Tiefel
                                   Capacity:  Chief Financial Officer and
                                               Director
                                              (Principal Financial and
                                               Accounting Officer)
                                   Dated:     May 4, 2004

                                           /s/ John P. Flahavin
                                   ---------------------------------------
                                   Name:  John P. Flahavin
                                   Capacity:  Director
                                   Dated:     May 4, 2004


                                           /s/ Theodore C. Skokos
                                   ----------------------------------------
                                   Name:  Theodore C. Skokos
                                   Capacity:  Director
                                   Dated:     May 4, 2004