Form 10-Q
period 2004-03-31
CONX CAPITAL CORP
filed 2004-05-17
CIK 1119803

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

             For the Quarterly Period Ended March 31, 2004

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

     As of March 31, 2004, the Registrant had 6,650,000 shares of Common Stock, $.01 par value per share, outstanding.

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

                       CONX Capital Corporation

             Accountants' Report and Financial Statements

                 March 31, 2004 and December 31, 2003

                         CONX Capital Corporation

                   March 31, 2004 and December 31, 2003




   Contents


     Independent Accountants' Report ............................. 4


     Financial Statements

       Balance Sheets ............................................ 5

       Statements of Income ...................................... 6

       Statements of Stockholders' Equity ........................ 7

       Statements of Cash Flows .................................. 8

       Notes to Financial Statements ............................. 9

                     Independent Accountants' Report





   Board of Directors
   CONX Capital Corporation
   Little Rock, Arkansas

   We have reviewed the accompanying balance sheet of CONX Capital Corporation as of March 31, 2004, and the related statements of income, stockholders' equity and cash flows for the three-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

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

   We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of December 31, 2003, and the related statements of income, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated March 5, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                 /s/ BKD, LLP




   Little Rock, Arkansas
   April 26, 2004

                           CONX Capital Corporation
                               Balance Sheets
                     March 31, 2004 and December 31, 2003




  Assets

                                               March 31,
                                                 2004         December 31,
                                              (Unaudited)        2003
                                               ---------      ----------

  Cash                                        $   258,135   $    90,465
  Accounts receivable - other                      93,404        93,404
  Accounts receivable - affiliated companies      258,035       236,735
  Notes receivable - affiliated companies       2,940,064     3,233,815
  Equipment, at cost, net of accumulated
  depreciation                                  4,654,626     5,193,799
                                                ---------     ---------

                                              $ 8,204,264   $ 8,848,218
                                                =========     =========



  Liabilities and Stockholders' Equity
    Liabilities
      Accrued expenses - affiliated
        companies                             $    25,310   $    37,719
      Income taxes payable                        282,048       296,563
      Long-term debt                            3,207,930     3,690,649
      Deferred income taxes                     1,055,780     1,253,750
                                                ---------     ---------

        Total liabilities                       4,571,068     5,278,681
                                                =========     =========


    Stockholders' Equity
      Common stock, $.01 par value,
        7,000,000 shares authorized
        and issued                                  70,000       70,000
      Retained earnings                          3,581,196    3,517,537
      Treasury stock, at cost
        Common - 350,000 shares                    (18,000)     (18,000)
                                                 ---------    ---------

                                                 3,633,196    3,569,537
                                                 ---------    ---------

                                               $ 8,204,264  $ 8,848,218
                                                 =========    =========

  See Notes to Financial Statements

                       CONX Capital Corporation
                         Statements of Income
              Three Months Ended March 31, 2004 and 2003




                                           Three Months Ended March 31,
                                                 2004        2003
                                                   (Unaudited)
                                          -----------------------------

  Lease Income                                 $  572,400    $  868,100

  Gain on Sale of Equipment                        64,304           --
                                                  -------      --------

                                                  636,704       868,100
                                                  -------       -------

   Operating Expenses
     Management fees                               20,000        15,000
     Depreciation                                 452,377       555,154
     Professional fees                              7,200         7,200
     Directors fees                                 5,000         5,000
     Rent                                           1,500         1,500
     Taxes and licenses                             7,923         9,165
     Interest                                      56,192        88,217
                                                  -------       -------

                                                  550,192       681,236
                                                  -------       -------

   Operating Income                                86,512       186,864


   Other Income
     Interest                                      31,295        27,301
                                                  -------       -------


   Income Before Income Taxes                     117,806       214,165


   Provision for Income Taxes                      54,148        61,404
                                                  -------       -------

   Net Income                                 $    63,659   $   152,761
                                                  =======       =======


   Earnings Per Share
     Net income                               $    63,659   $   152,761
     Weighted average shares of common stock    6,650,000     6,650,000
                                                ---------     ---------

     Basic earnings per share                 $     .0095   $    0.0229
                                                =========     =========


  See Notes to Financial Statements

                            CONX Capital Corporation
                       Statements of Stockholders' Equity
                   Three Months Ended March 31, 2004 and 2003





                                  Common    Retained    Treasury
                                  Stock     Earnings     Stock        Total
                                 ---------------------------------------------


  Balance, January 1, 2003     $  70,000  $ 3,032,346  $ (18,000)  $ 3,084,346


    Net income (unaudited)            --      152,761         --       152,761

  Balance, March 31, 2003
    (Unaudited)                   70,000    3,185,107    (18,000)    3,237,107


    Net income (unaudited)            --      332,430         --       332,430
                                 -------    ---------    --------    ---------

  Balance, December 31, 2003      70,000    3,517,537    (18,000)    3,569,537

    Net income (unaudited)            --       63,659         --        63,659
                                  ------    ---------    --------    ---------

  Balance, March 31, 2004
    (Unaudited)                $  70,000  $ 3,581,196  $ (18,000)  $ 3,633,196
                                  ======    =========    ========    =========



  See Notes to Financial Statements

                          CONX Capital Corporation
                          Statements of Cash Flows
                 Three Months Ended March 31, 2004 and 2003





                                              March 31,         March 31,
                                                2004              2003
                                             (Unaudited)       (Unaudited)
                                             -----------------------------

  Operating Activities
    Net income                                 $   63,659    $   152,761
    Items not requiring cash
      Depreciation                                452,377        555,154
      Deferred income taxes                      (197,970)        36,518
    Changes in                                    (64,304)
      Accounts receivable                         (21,300)         2,358
      Accounts payable and accrued expenses         5,591         16,212
      Income tax payable                          (14,515)            --
                                                 --------       --------

        Net cash provided by operating
          activities                              205,538        763,003
                                                 --------       --------

  Investing Activities

    Proceeds from sale of equipment               151,000             --

    Decrease (Increase) in notes receivable       293,751       (207,296)
                                                 --------       --------
     Net cash provided by (used in)
        investing activities                      444,851       (207,296)
                                                 --------       --------

  Financing Activities

    Payments on long-term debt                   (482,719)      (561,503)
                                                 --------       --------

      Net cash used in financing activities      (482,719)      (561,503)
                                                 --------       --------

  Increase (Decrease) in Cash                     167,670         (5,796)

  Cash, Beginning of Period                        90,465         56,487
                                                 --------       --------

  Cash, End of Period                          $  258,135    $    50,691
                                                 ========      =========

  Supplemental Cash Flow Information

    Interest paid                              $   56,192    $    88,217



  See Notes to Financial Statements

                          CONX Capital Corporation
                        Notes to Financial Statements
                     March 31, 2004 and December 31, 2003





  Note 1:   Nature of Operations and Summary of Significant
            Accounting Policies



  Nature of Operations

    CONX Capital Corporation, a Delaware Corporation, is a specialty commercial finance company engaged in the business of originating and securing loans and equipment leases to smaller businesses, with a primary initial focus on regional trucking companies. The Company was organized in April 1998 with its headquarters located in Carson City, Nevada. The Company originates loans and leases through marketing offices located in Carson City, Nevada and Little Rock, Arkansas.
    For the three months ended March 31, 2004 and the year December 31, 2003, all lease income was derived from one affiliated company. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year.


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


  Equipment

    Equipment is depreciated over the estimated useful life of each asset. Annual depreciation is computed using accelerated methods.

                          CONX Capital Corporation
                        Notes to Financial Statements
                     March 31, 2004 and December 31, 2003







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

    At March 31, 2004, the approximate future minimum lease income under these operating leases are as follows:


                                          (Unaudited)
                                           ---------

           2004                          $   889,200
           2005                            1,185,600
           2006                            1,026,000
                                           ---------

                                         $ 3,100,800
                                           =========

  Earnings Per Share

   Earnings per share have been computed based upon the weighted-average common shares outstanding during each period.


  Operating Leases

    The Company leases equipment under noncancelable operating leases. These leases expire in various years through 2003 and convert to a month to month basis if the Company does not receive notice of termination. These leases require the lessee to pay all executory costs (property taxes, maintenance and insurance). Rental income under these operating leases was $572,400 and $3,024,901 for the three months and year ended March 31, 2004 and December 31, 2003, respectively.

                          CONX Capital Corporation
                        Notes to Financial Statements
                     March 31, 2004 and December 31, 2003






    Equipment under operating leases consists of the following at March 31, 2004 and December 31, 2003:


                                              2004            2003
                                          (Unaudited)
                                           --------------------------


       Tractors                         $  7,940,749     $  8,461,527
       Trailers                            2,412,661        2,412,661
                                          ----------       ----------
                                          10,353,410       10,874,188
         Less accumulated depreciation     5,698,784        5,680,389
                                          ----------       ----------
                                        $  4,654,626     $  5,193,799
                                          ==========       ==========




  Note 2:   Long-term Debt

                                             2004             2003
                                          (Unaudited)
                                           --------------------------

   Note payable - Navistar Financial
     Corporation (A)                     $  2,832,309    $  3,261,922
   Note payable - GE Capital
     Corporation (B)                          375,621         428,727
                                           ----------      ----------

                                         $  3,207,930    $  3,690,649
                                           ==========      ==========



    Aggregate annual maturities of long-term debt at March 31, 2004:


           2004                          $  1,008,302
           2005                             1,249,742
           2006                               949,886
                                           ----------

                                         $  3,207,930
                                           ==========



    (A) Due in monthly installments through 2004 ranging from $2,253 to $53,693 with total monthly payments of approximately $160,000; including interest from 6.0% to 7.4%; secured by tractors and trailers. Notes are guaranteed by Continental Express SD, Inc. (see Note 5)

    (B) Due December 1, 2005; payable $39,854 monthly, including variable rates 3.19% at March 31, 2004; secured by tractors.
         Note is guaranteed by Continental Express SD, Inc. (see Note 5)

                          CONX Capital Corporation
                        Notes to Financial Statements
                     March 31, 2004 and December 31, 2003









  NOTE 3:   Income Taxes

    The provision for income taxes includes these components:


                                           2004        March 31,
                                        (Unaudited)      2003
                                                      (Unaudited)
                                         -----------------------

      Taxes currently payable          $  252,118    $   24,886
      Deferred income taxes              (197,970)       36,518
                                         --------      --------

                                       $   54,148    $   61,404
                                         ========      ========



    A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:


                                           2004        March 31,
                                        (Unaudited)      2003
                                                      (Unaudited)
                                         -----------------------

      Computed at the statutory
        rate (34%)                      $  40,054     $  72,816

      Increase (decrease) resulting
        from

          Other                            14,094       (11,412)
                                         --------      ---------


      Actual tax provision              $  54,148     $  61,404
                                         ========      ========



    The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:


                                           2004         December 31,
                                       (Unaudited)         2003
                                        ---------------------------

     Net deferred tax liability
       Accumulated depreciation       $ (1,055,780)   $ (1,253,750)

                          CONX Capital Corporation
                        Notes to Financial Statements
                     March 31, 2004 and December 31, 2003





  Note 4:   Equipment

    Equipment consists of the following at March 31, 2004 and December 31, 2003:

                                            2004
                                         (Unaudited)      2003
                                         ------------------------


         Tractors                       $ 7,940,749   $ 8,461,527
         Trailers                         2,412,661     2,412,661
                                         ----------    ----------
                                         10,353,410    10,874,188

         Less accumulated depreciation    5,698,784     5,680,389
                                         ----------    ----------

                                        $ 4,654,626   $ 5,193,799
                                         ==========    ==========




  Note 5:   Related Party Transactions


    The Company leases all of its equipment to Continental Express SD, Inc., an affiliated company, which has common ownership with the Company. The lessor is required to pay all executory costs (maintenance and insurance). The Company uses the management and office supplies of Harvey Manufacturing Corporation, an affiliated Company, which is owned by the Company's principal stockholder. The Company paid Harvey Manufacturing Corporation $20,000 and $15,000 during the three months ended March 31, 2004 and 2003, respectively.

    At March 31, 2004 and December 31, 2003, the Company had a receivable and interest due from Harvey Manufacturing
    Corporation in the amounts of $868,554 and $854,197, respectively.

    At March 31, 2004 and December 31, 2003 the Company had a receivable and interest due from Continental Express SD, Inc., in the amounts of $2,071,510 and $2,319,059, respectively.

    At March 31, 2004 and December 31, 2003, the Company had a receivable due from Great Western, LLC, an affiliated
    Company, which is owned by a stockholder, in the amount of $0 and $60,559, respectively.

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

                          CONX Capital Corporation
                        Notes to Financial Statements
                     March 31, 2004 and December 31, 2003






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


  Long-term Receivables and Payables with Related Parties

    It was not practical to estimate the fair value of long-term receivables and payables with related parties. The terms of the amounts reflected in the balance sheets at March 31, 2004 (Unaudited) and December 31, 2003 are more fully discussed in
    Note 5.


  Long-term Debt

    Fair value is estimated based on the borrowing rates currently available to the Company for loans with similar terms and maturities. The estimated fair value and carrying amount of long-term debt were $3,387,978 and $3,207,930 at March 31, 2004 (Unaudited), respectively, and $3,870,967 and $3,690,649 at December 31, 2003, respectively.

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


     Results of Operations

          Three Month Period ended March 31, 2004

     Lease income was $572,400 for the quarter ended March 31, 2004, as compared to $868,100 for the same period in 2003, a decrease of $295,700 or 34.1%. Operating expenses (consisting primarily of interest and depreciation) for the three month period ended March 31,2004 were $550,192 and operating expenses as a percentage of lease income was 96.1%. For the same period in 2003, operating expenses were $681,236, a
     decrease  of  $131,044  or  19.2%.  Operating   expenses   as   a
     percentage  of  lease  income  for  the  first  quarter  of  2003 were  78.5%.

     Operating Income for the quarter ended March 31, 2004 was $86,512, as compared to $186,864 for the first quarter of 2003, resulting in a decrease of $100,352 or 53.7% in 2004 when compared to 2003. Other income for the three month period ended March 31, 2004 was $31,295, as compared to $27,301 for the first quarter of 2003. Income before income taxes for the quarter ended March 31, 2004 was $117,806, with a provision for income taxes of $54,148, resulting in net income for the three month period ended March 31, 2004 of $63,659. For the quarter ending March 31, 2003, income before income taxes was $214,165, with a provision for income taxes of $61,404 resulting in net income for the period of $152,761. As a result, income before income taxes decreased $96,359 or 44.9% and net income decreased $89,102 or 58.3% for the first quarter of 2004 from the same period in 2003. This decrease in net income is primarily attributable to a decrease in lease income for the quarter. The decrease in lease income was primarily attributable to certain maturing leases not being renewed, and a reduction in income generated from contingent rental agreements based on trailer milage. In addition, the Company's operating expenses, including depreciation and interest expense, decreased at a slower pace than did lease income.

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



     ITEM  3.  Quantitative  and Qualitative Disclosures  About Market
               Risk


          Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. The Company handles market risks in accordance with its established policies; however, the Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company does not have financial instruments to manage and reduce the impact of changes in interest rates at March 31, 2004. The Company held various financial instruments at March 31, 2004, consisting of financial assets and liabilities reported in the Company's Balance Sheets. (For additional information regarding these financial
     instruments,   refer  to   Note 2  to  the  Company's   financial
     statements.)

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

                                        Dated:   May 14, 2004

                                   By:   /s/ Todd W. Tiefel
                                        ------------------------------------
                                        Todd W. Tiefel, Secretary, Treasurer
                                        and Director (Principal Financial and
                                        Accounting Officer)

                                        Dated:   May 14, 2004

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


      Date: May 14, 2004

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


      Date: May 14, 2004

      /s/ Todd W. Tiefel
      -----------------------
      Chief Financial Officer

                                                          Exhibit 99.1




                     CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                            OF CONX CAPTIAL CORPORATION
                        PURSUANT TO 18 U.S.C. SECTION 1350



        In connection with the accompanying report on Form 10-Q for the period ending March 31, 2004 and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward
   M. Harvey, Chief Executive Officer of CONX Capital Corporation, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, that:


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



                                            /s/ Edward M. Harvey
                                            ---------------------------
                                            Edward M. Harvey
                                            Chief Executive Officer

                                                          Exhibit 99.2




                      CERTIFICATION OF CHIEF FINANCIAL OFFICER
                            OF CONX CAPTIAL CORPORATION
                        PURSUANT TO 18 U.S.C. SECTION 1350



        In connection with the accompanying report on Form 10-Q for the period ending March 31, 2004 and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Todd W. Tiefel, Chief Financial Officer of CONX Capital Corporation, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, that:


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