Form 10-Q
period 2004-06-30
CONX CAPITAL CORP
filed 2004-08-16
CIK 1119803

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

             For the Quarterly Period Ended June 30, 2004

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

     As of June 30, 2004, the Registrant had 6,605,445 shares of Common Stock, $.01 par value per share, outstanding.

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

                         CONX Capital Corporation

             Accountants' Report and Financial Statements

                 June 30, 2004 and December 31, 2003

                          CONX Capital Corporation
                     June 30, 2004 and December 31, 2003


  Contents


    Report of Independent Registered Public Accounting Firm...... 4


    Financial Statements

      Balance Sheets............................................. 5

      Statements of Income....................................... 6

      Statements of Stockholders' Equity......................... 7

      Statements of Cash Flows................................... 8

      Notes to Financial Statements.............................. 9

         Report of Independent Registered Public Accounting Firm




  Audit Committee, Board of Directors
   and Stockholders
  CONX Capital Corporation
  Little Rock, Arkansas


  We have reviewed the accompanying balance sheet of CONX Capital Corporation as of June 30, 2004, and the related statements of income for the three-month and six-month periods ended June 30, 2004 and 2003, and stockholders' equity and cash flows for the six-month periods ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.


  We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.


  Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.


  We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet as of December 31, 2003, and the related statements of income, stockholders' equity and cash flows for the year then ended (not presented herein), and in our report dated April 26, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                  /s/ BKD, LLP



  Little Rock, Arkansas
  August 2, 2004

                          CONX Capital Corporation
                              Balance Sheets
                   June 30, 2004 and December 31, 2003



  Assets
                                               June 30,
                                                2004       December 31,
                                             (Unaudited)      2003
                                              ---------     ----------


  Cash                                        $    50,626  $    90,465
  Accounts receivable - other                      93,404       93,404
  Accounts receivable - affiliated companies      814,746      236,735
  Notes receivable - affiliated companies       2,925,253    3,233,815
  Equipment, at cost, net of accumulated
   depreciation                                 4,123,500    5,193,799
                                               ----------   ----------

                                              $ 8,007,529  $ 8,848,218
                                               ==========   ==========


  Liabilities and Stockholders' Equity

  Liabilities
    Accrued expenses - affiliated companies   $   127,644  $    37,719
    Income taxes payable                          481,055      296,563
    Long-term debt                              2,815,467    3,690,649
    Deferred income taxes                         908,856    1,253,750
                                               ----------  -----------
      Total liabilities                       $ 4,333,022  $ 5,278,681
                                               ----------   ----------


  Stockholders' Equity

    Common stock, $.01 par value, 7,000,000
     shares authorized and issued                  70,000       70,000
    Retained earnings                           3,682,297    3,517,537
    Treasury stock, at cost
    Common -2003 - 394,555, 2002 - 350,000
     shares                                       (77,790)    (18,000)
                                                ----------  ----------

                                                 3,674,507   3,569,537
                                                ----------  ----------

                                               $ 8,007,529 $ 8,848,218
                                                ==========  ==========

 See Notes to Financial Statements
                                    -5-

                         CONX Capital Corporation
                           Statements of Income
        Three Months and Six Months Ended June 30, 2004 and 2003



                             Three Months Ended        Six Months Ended
                                   June 30,                June 30,
                               2004        2003        2004        2003
                                  (Unaudited)             (Unaudited)
                             ---------------------------------------------


  Lease Income            $   474,900  $    811,974  $ 1,047,300  $ 1,680,074


  Gain on Sale of
   Equipment                  158,655            --      222,959       16,075
                            ---------     ---------    ---------    ---------

                              633,555       811,974    1,270,259    1,696,149
                            ---------     ---------    ---------    ---------

  Operating Expenses

   Management fees             30,000       15,000        50,000       30,000
   Depreciation               422,782      558,457       875,159    1,113,611
   Professional fees            7,200        7,200        14,400       14,400
   Directors fees               5,000        5,000        10,000       10,000
   Rent                         1,500        1,500         3,000        3,000
   Taxes and licenses           4,065        1,160        11,988       10,325
   Interest                    39,812       89,463        96,004      177,680
   Other                          122           20           122           20
                            ---------    ---------    ----------   ----------

                              510,481      677,800     1,060,673    1,359,036
                            ---------    ---------    ----------   ----------

  Operating Income            123,074      134,174       209,586      337,113

  Other Income
   Interest                    30,110       45,224        61,405       56,450
                            ---------    ---------    ----------   ----------

  Income Before Income
   Taxes                      153,184      179,398       270,991      393,563

  Provision for Income
   Taxes                       52,083        3,524       106,231       64,928
                            ---------    ---------    ----------    ---------


  Net Income              $   101,101  $   175,874  $    164,760  $   328,635
                            ---------    ---------    ----------    ---------


  Earnings Per Share
   Net income             $   101,101  $   175,874  $   164,760   $   328,635
  Weighted average shares
   of common stock          6,650,000    6,650,000    6,650,000     6,650,000
                            ---------    ---------    ---------     ---------

  Basic earnings per
    share                 $     .0152  $     .0264  $      .0248  $     .0494
                           ==========   ==========   ===========   ==========


  See Notes to Financial Statements

                          CONX Capital Corporation
                       Statements of Stockholders' Equity
                    Six Months Ended June 30, 2004 and 2003




                                Common     Retained     Treasury
                                Stock      Earnings      Stock       Total
                              ----------------------------------------------


  Balance, January 1, 2003   $  70,000   $ 3,032,346  $ (18,000)  $ 3,084,346


   Net income (unaudited)           --       328,635         --       328,635
                               -------     ---------    --------    ---------

  Balance, June 30, 2003
   (Unaudited)                  70,000    3,360,981     (18,000)    3,412,981


  Net income (unaudited)            --      156,556          --       156,556
                               -------    ---------     --------    ---------


  Balance, December 31, 2003    70,000    3,517,537     (18,000)    3,569,537



   Stock purchase 44,555
    shares (unaudited)              --          --      (59,790)     (59,790)


   Net income (unaudited)           --      164,760          --       164,760
                               -------    ---------     --------     --------

  Balance, June 30, 2004
   (Unaudited)               $  70,000  $ 3,682,297   $ (77,790)  $ 3,674,507
                              ========   ==========    =========   ==========


  See Notes to Financial Statements
                                     -7-

                         CONX Capital Corporation
                         Statements of Cash Flows
                 Six Months Ended June 30, 2004 and 2003



                                                  June 30,      June 30,
                                                    2004         2003
                                                 (Unaudited)  (Unaudited)
                                                 ------------------------

  Operating Activities

   Net income                                  $    164,760   $   328,635
   Items not requiring cash
    Depreciation                                    875,159     1,113,611
    Gain on sale of equipment                      (222,959)      (16,075)
    Deferred income taxes                          (344,894)      (51,371)

  Changes in
    Accounts receivable                            (578,011)      (70,472)
    Accounts payable and accrued expenses            30,135        (3,198)
    Income tax payable                              184,492       102,205
                                                  ---------     ---------

    Net cash provided by operating activities       108,682     1,403,335
                                                  ---------     ---------

  Investing Activities

    Proceeds from sale of equipment                 418,099       112,675
    Decrease (Increase) in notes receivable         308,562      (311,435)
                                                  ---------     ---------

  Net cash provided by (used in) investing
    activities                                      726,661      (198,760)
                                                  ---------     ---------


  Financing Activities
    Payments on long-term debt                     (875,182)   (1,098,280)
                                                  ---------     ---------


  Net cash used in financing activities            (875,182)   (1,098,280)
                                                  ---------     ---------



  Increase in Cash                                   39,839       106,295

  Cash, Beginning of Period                          90,465        56,487
                                                  ---------     ---------

  Cash, End of Period                           $    50,626   $   162,782
                                                  =========     =========

  Supplemental Cash Flow Information

    Interest paid                                $   96,004   $   177,680

    Accounts payable related to stock
      repurchase                                 $   59,790   $        --


  See Notes to Financial Statements
                                     -8-

                         CONX Capital Corporation
                       Notes to Financial Statements
                    June 30, 2004 and December 31, 2003



  Note 1:   Nature of Operations and Summary of Significant
            Accounting Policies


  Nature of Operations


    CONX Capital Corporation, a Delaware Corporation, is a specialty commercial finance company engaged in the business of originating and securing loans and equipment leases to smaller businesses, with a primary initial focus on regional trucking companies. The Company was organized in April 1998 with its headquarters located in Carson City, Nevada. The Company originates loans and leases through marketing offices located in Carson City, Nevada and Little Rock, Arkansas.
    For the six months ended June 30, 2004 and the year December 31, 2003, all lease income was derived from one affiliated company. The results of operations for the six months ended June 30, 2004, are not necessarily indicative of the results to be expected for the full year.


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

                         CONX Capital Corporation
                       Notes to Financial Statements
                    June 30, 2004 and December 31, 2003



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

    At June 30, 2004, the approximate future minimum lease income under these operating leases are as follows:

                                               (Unaudited)
                                                ---------

             2004                              $   592,800
             2005                                1,185,600
             2006                                1,026,000
                                                ----------

                                               $ 2,804,400

                                                ==========

  Earnings Per Share


   Earnings per share have been computed based upon the weighted-average common shares outstanding during each period. There are no dilutive or potentially dilutive shares.


  Operating Leases


    The Company leases equipment under noncancelable operating leases. These leases expire in various years through 2006 and convert to a month to month basis if the Company does not receive notice of termination. These leases require the lessee to pay all executory costs (property taxes, maintenance and insurance). Rental income under these operating leases was $1,047,300 and $1,680,074 for the six months ended June 30, 2004 and 2003, respectively.

                         CONX Capital Corporation
                       Notes to Financial Statements
                    June 30, 2004 and December 31, 2003



    Equipment under operating leases consists of the following at June 30, 2004 and December 31, 2003:



                                                    2004           2003
                                                 (Unaudited)
                                                  ---------------------


          Tractors                              $ 6,979,825   $ 8,461,527
          Trailers                                2,412,661     2,412,661
                                                 ----------    ----------
                                                  9,392,486    10,874,188
            Less accumulated depreciation         5,268,986     5,680,389
                                                 ----------    ----------

                                                $ 4,123,500   $ 5,193,799
                                                 ==========    ==========



  Note 2:   Long-term Debt

                                                   2004
                                                (Unaudited)       2003
                                                 ------------------------

  Note payable - Navistar Financial
    Corporation (A)                             $ 2,493,787   $ 3,261,922

  Note payable - GE Capital Corporation (B)         321,680       428,727
                                                  ---------     ---------

                                                $ 2,815,467   $ 3,690,649
                                                 ==========    ==========



    Aggregate annual maturities of long-term debt at June 30, 2004:

         2004                                   $   615,838
         2005                                     1,249,742
         2006                                       949,887
                                                  ---------

                                                $ 2,815,467
                                                  =========


    (A) Due in monthly installments through 2006 ranging from $2,253 to $53,693 with total monthly payments of approximately $160,000; including interest from 6.0% to 7.4%; secured by tractors and trailers. Notes are guaranteed by Continental Express SD, Inc. (see Note 5)

    (B) Due December 1, 2005; payable $39,854 monthly, including variable rates 3.19% at June 30, 2004; secured by tractors. Note is guaranteed by Continental Express SD, Inc. (see Note 5)

                         CONX Capital Corporation
                       Notes to Financial Statements
                    June 30, 2004 and December 31, 2003





  NOTE 3:   Income Taxes


    The provision for income taxes includes these components:


                                                Six Months Ended
                                            June 30,        June 30,
                                              2004            2003
                                           (Unaudited)     (Unaudited)
                                           --------------------------


        Taxes currently payable             $  451,125    $  116,299
        Deferred income taxes                 (344,894)      (51,371)
                                             ---------     ---------

                                            $  106,231    $   64,298
                                             =========     =========


    A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:



                                                Six Months Ended
                                             June 30,       June 30,
                                               2004           2003
                                            (Unaudited)    (Unaudited)
                                             ------------------------

        Computed at the statutory rate
          (34%)                             $   92,137    $  215,182

        Increase (decrease) resulting
          from other                            14,094        (2,534)
                                              --------     ---------

        Actual tax provision                $  106,231    $  212,648
                                             =========     =========


    The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:


                                               2004
                                            (Unaudited)       2003
                                             ------------------------

      Net deferred tax liability
        Accumulated depreciation            $ (908,856)  $ (1,253,750)
                                             =========    ===========

                         CONX Capital Corporation
                       Notes to Financial Statements
                    June 30, 2004 and December 31, 2003




  Note 4:   Equipment


    Equipment consists of the following at June 30, 2004 and December 31, 2003:


                                             2004
                                          (Unaudited)         2003
                                           ---------------------------

      Tractors                             $ 6,979,825   $ 8,461,527
      Trailers                               2,412,661     2,412,661
                                             ---------     ---------
                                             9,392,486    10,874,188
      Less accumulated depreciation          5,268,986     5,680,389
                                             ---------     ---------

                                           $ 4,123,500   $ 5,193,799
                                             =========     =========



  Note 5:   Related Party Transactions


    The Company leases all of its equipment to Continental Express SD, Inc., an affiliated company, which has common ownership with the Company. The lessor is required to pay all executory costs (maintenance and insurance). The Company uses the management and office supplies of Harvey Manufacturing Corporation, an affiliated Company, which is owned by the Company's principal stockholder. The Company paid Harvey Manufacturing Corporation $50,000 and $30,000 during the six months ended June 30, 2004 and 2003, respectively.

    At June 30, 2004 and December 31, 2003, the Company had a note receivable including interest due from Harvey
    Manufacturing Corporation in the amounts of $882,911 and $854,197, respectively.

    At June 30, 2004 and December 31, 2003, the Company had a note receivable including interest due from Continental Express
    SD, Inc., in the amounts of $2,042,342 and $2,319,059,
    respectively.

    At December 31, 2003, the Company had a note receivable including interest due from Great Western, LLC, an affiliated
    Company, which is owned by a stockholder, in the amount of $60,559.

    At June 30, 2004 and December 31, 2003, the Company also had accounts receivable from Continental Express SD, Inc. of $784,746 and $206,735, respectively.

    At June 30, 2004 and December 31, 2003, the Company also had accounts receivable from Great Western, LLC of $30,000.

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

                         CONX Capital Corporation
                       Notes to Financial Statements
                    June 30, 2004 and December 31, 2003




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


  Long-term Receivables and Payables with Related Parties

    It was not practical to estimate the fair value of long-term receivables and payables with related parties. The terms of the amounts reflected in the balance sheets at June 30, 2004 (Unaudited) and December 31, 2003 are more fully discussed in
    Note 5.


  Long-term Debt

    Fair value is estimated based on the borrowing rates currently available to the Company for loans with similar terms and maturities. The estimated fair value and carrying amount of long-term debt were $2,952,862 and $2,815,467 at June 30, 2004 (Unaudited), respectively, and $3,870,967 and $3,690,649 at December 31, 2003, respectively.

     ITEM 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operation

          The following discussion and analysis should be read in conjunction with the financial statements, including the notes thereto, appearing elsewhere in this Quarterly Report on Form 10-
     Q. To date, the Company's only activities and sources of operating revenue have been leases of tractor and trailer truck equipment to one affiliated company, Continental Express SD, Inc.


     Results of Operations

          Three Month Period ended June 30, 2004

     Lease income was $474,900 for the quarter ended June 30, 2004, as compared to $811,974 for the same period in 2003, a decrease of $337,074 or 41.5%. Operating expenses (consisting primarily of interest and depreciation) for the three month period ended June 30,2004 were $510,481. For the same period in 2003, operating expenses were $677,800, a decrease of $167,319 or 24.7%. Operating expenses as a percentage of lease income for the second quarter of 2003 were 83.5%. Operating expenses as a percentage of lease income for the second quarter of 2004 were 107.5%.

     Operating Income for the quarter ended June 30, 2004 was $123,074, as compared to $134,174 for the second quarter of 2003, resulting in a decrease of $11,100 or 8.3% in 2004 when compared to 2003. Other income for the three month period ended June 30, 2004 was $30,110, as compared to $45,224 for the second quarter of 2003. Income before income taxes for the quarter ended June 30, 2004 was $153,184, with a provision for income taxes of $52,083, resulting in net income for the three month period ended June 30, 2004 of $101,101. For the quarter ending June 30, 2003, income before income taxes was $179,398, with a provision for income taxes of $3,524 resulting in net income for the period of $175,874. As a result, income before income taxes decreased $26,214 or 14.6% and net income decreased $74,773 or 42.5% for the second quarter of 2004 from the same period in 2003. This decrease in net income is primarily attributable to a decrease in lease income for the quarter. The decrease in lease income was primarily attributable to certain maturing leases not being renewed, and a reduction in income generated from contingent rental agreements based on trailer milage. In addition, the Company's operating expenses, including depreciation and interest expense, decreased at a slower pace than did lease income.

         Six Month Period Ended June 30, 2004

    Lease income was $1,047,300 for the six months ended June 30, 2004, as compared to $1,680,074 for the same period in 2003, a decrease of $632,774 or 37.7%. Operating expenses (consisting primarily of interest and depreciation) for the six month period ended June 30, 2004 were $1,060,673. For the same period in 2003, operating expenses were $1,359,036, a decrease of $298,363 or 21.2%. Operating expenses as a percentage of lease income were 80.9% for the first six months of 2003, and 101.3% for the first six months of 2004.

    Income from operations for the six months ended June 30, 2004 was $209,586 as compared to $337,113 for the first six months of 2003, resulting in a decrease of $127,527, or 37.8% in 2004 from 2003. Other income for the six-month period ended June 30, 2004 was $61,405 as compared to $56,450 for the first six months of 2003. Income before income taxes for the first six months of 2004 was $270,991, with a provision for income taxes of $106,231. Net income for the six months ending June 30, 2004, was $164,760 for the six months ending June 30, 2003, income before income taxes was $393,563, with a provision for income taxes of $64,928, resulting in net income for the period of $328,635. As a result, income before income taxes decreased $122,572 or 31.1% and net income decreased $163,875 or 49.9% for the first six months of 2004 from the same period in 2003. This decrease in net income is attributable to a decrease in lease income for the six month period ending June 30, 2004, offset by a decrease in operating expenses.

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



     ITEM  3.  Quantitative  and Qualitative Disclosures  About Market
               Risk


          Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. The Company handles market risks in accordance with its established policies; however, the Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company does not have financial instruments to manage and reduce the impact of changes in interest rates at June 30, 2004. The Company held various financial instruments at June 30, 2004, consisting of financial assets and liabilities reported in the Company's Balance Sheets. (For additional information regarding these financial
     instruments,   refer  to   Note 2  to  the  Company's   financial
     statements.)

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

                                        Dated:   August 15, 2004

                                   By:   /s/ Todd W. Tiefel
                                        ------------------------------------
                                        Todd W. Tiefel, Secretary, Treasurer
                                        and Director (Principal Financial and
                                        Accounting Officer)

                                        Dated:   August 15, 2004

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


      Date: August 15, 2004

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


      Date: August 15, 2004

      /s/ Todd W. Tiefel
      -----------------------
      Chief Financial Officer

                                                          Exhibit 99.1




                     CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                            OF CONX CAPTIAL CORPORATION
                        PURSUANT TO 18 U.S.C. SECTION 1350



        In connection with the accompanying report on Form 10-Q for the period ending June 30, 2004 and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward
   M. Harvey, Chief Executive Officer of CONX Capital Corporation, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, that:


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



                                            /s/ Edward M. Harvey
                                            ---------------------------
                                            Edward M. Harvey
                                            Chief Executive Officer

                                                          Exhibit 99.2




                      CERTIFICATION OF CHIEF FINANCIAL OFFICER
                            OF CONX CAPTIAL CORPORATION
                        PURSUANT TO 18 U.S.C. SECTION 1350



        In connection with the accompanying report on Form 10-Q for the period ending June 30, 2004 and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Todd W. Tiefel, Chief Financial Officer of CONX Capital Corporation, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, that:


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