Form 10-Q
period 2004-09-30
CONX CAPITAL CORP
filed 2004-11-22
CIK 1119803

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q


      [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

             For the Quarterly Period Ended September 30, 2004

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

     As of September 30, 2004, the Registrant had 6,605,200 shares of Common Stock, $.01 par value per share, outstanding.

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

                       CONX Capital Corporation

             Accountants' Report and Financial Statements

               September 30, 2004 and December 31, 2003

                       CONX Capital Corporation
               September 30, 2004 and December 31, 2003


   Contents

     Report of Independent Registered Public Accounting Firm ..... 4

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

       Statements of Cash Flows .................................. 8

       Notes to Financial Statements ............................. 9

        Report of Independent Registered Public Accounting Firm



   Audit Committee, Board of Directors
     and Stockholders
   CONX Capital Corporation
   Little Rock, Arkansas


   We have reviewed the accompanying balance sheet of CONX Capital Corporation as of September 30, 2004 and the related statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003, and stockholders' equity and cash flows for the nine-month periods ended September 30, 2004 and 2003. The interim financial statements are the responsibility of the Company's management.

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


                                  /s/ BKD, LLP





   Little Rock, Arkansas
   November 18, 2004

                       CONX Capital Corporation
                            Balance Sheets
               September 30, 2004 and December 31, 2003


   Assets
                                                  September
                                                     30,       December
                                                    2004          31,
                                                 (Unaudited)     2003
                                                  ----------------------


   Cash                                         $    23,204    $    90,465
   Accounts receivable - other                       93,404         93,404
   Accounts receivable - affiliated companies       431,894        236,735
   Notes receivable - affiliated companies        3,841,985      3,233,815
   Equipment, at cost, net of accumulated
     depreciation                                 3,565,280      5,193,799
                                                  ---------      ---------

                                                $ 7,955,767    $ 8,848,218
                                                  =========      =========


   Liabilities and Stockholders' Equity

      Liabilities
        Accounts payable/accrued expenses -
          affiliated companies                  $    139,226     $   37,719
        Income taxes payable                         212,867        296,563
        Long-term debt                             2,505,193      3,690,649
        Deferred income taxes                      1,246,906      1,253,750
                                                   ---------      ---------

          Total liabilities                        4,104,192      5,278,681
                                                   ---------      ---------

      Stockholders' Equity
        Common stock, $.01 par value, 7,000,000
          shares authorized and issued                70,000         70,000
        Retained earnings                          3,859,365      3,517,537
        Treasury stock, at cost
          Common -2004 - 394,800 shares, 2003 -
            350,000 shares                           (77,790)      (18,000)
                                                   ----------     ----------

                                                    3,851,575     3,569,537
                                                   ----------    ----------

                                                  $ 7,955,767    $ 8,848,218
                                                   ==========     ==========


  See Notes to Financial Statements

                        CONX Capital Corporation
                          Statements of Income
                      Three Months and Nine Months
                    Ended September 30, 2004 and 2003


                             Three Months Ended         Nine Months Ended
                                September 30,             September 30,
                              2004        2003           2004        2003
                                 (Unaudited)               (Unaudited)
                              -----------------          ----------------

  Lease Income           $   354,900    $  722,851    $ 1,402,200  $ 2,402,925

  Gain on Sale of
    Equipment                309,949       114,400        532,908      128,475
                           ---------     ---------       --------     --------

                             664,849       837,251      1,935,108    2,531,400
                           ---------     ---------      ---------    ---------

  Operating Expenses
    Management fees           30,000        15,000         80,000       45,000
    Depreciation             354,768       544,076      1,229,927    1,657,687
    Professional fees          7,200         7,200         21,600       21,600
    Directors fees             5,000         5,000         15,000       15,000
    Rent                       1,500         1,500          4,500        4,500
    Taxes and licenses            --           564         11,988       10,889
    Interest                  51,656        70,767        147,660      248,447
    Other                      3,772            25          3,894           45
                           ---------     ---------      ---------    ---------

                             453,896       644,132      1,514,569    2,003,168
                           ---------     ---------      ---------    ---------

  Operating Income           210,953       193,119        420,539      528,232

  Other Income
    Interest                  35,977        28,394         97,382       86,844
                           ---------     ---------      ---------    ---------

  Income Before Income
    Taxes                    246,930       221,513        517,921      615,076

  Provision for Income
    Taxes                     69,862       187,373        176,093      252,301
                            --------      --------       --------     --------

  Net Income             $   177,068    $   34,140    $   341,828   $  362,775
                            ========      ========       ========     ========

  Earnings Per Share
    Net income           $   177,068    $   34,140      $  341,828  $  362,775

    Weighted average
      shares of common
       stock               6,605,200     6,650,000       6,634,958   6,650,000
                           ---------     ---------       ---------   ---------

    Basic earnings
      per share          $     .0268    $    .0051      $    .0515  $    .0546
                           =========      ========       =========    ========



  See Notes to Financial Statements

                        CONX Capital Corporation
                   Statements of Stockholders' Equity
              Nine Months Ended September 30, 2004 and 2003



                                 Common     Retained     Treasury
                                 Stock      Earnings      Stock        Total
                                 ---------------------------------------------

  Balance, January 1, 2003   $   70,000   $ 3,032,346  $  (18,000) $ 3,084,346


    Net income (unaudited)           --       362,775          --      362,775
                                -------     ---------    --------    ---------

  Balance, September 30,
    2003 (Unaudited)             70,000     3,395,121      (18,000)  3,447,121

    Net income (unaudited)          --        122,416          --      122,416
                                -------     ---------   ---------    ---------

  Balance, December 31, 2003    70,000      3,517,537      (18,000)  3,569,537


   Stock purchase 44,800
    shares (unaudited)              --            --       (59,970)    (59,790)

   Net income (unaudited)           --       341,828          --       341,828
                               --------     --------      --------    --------

  Balance, September 30,
   2004 (Unaudited)         $   70,000   $ 3,859,365  $  (77,790)  $ 3,851,575
                               =======     =========    ========     =========








  See Notes to Financial Statements

                        CONX Capital Corporation
                        Statements of Cash Flows
              Nine Months Ended September 30, 2004 and 2003


                                             September      September
                                                30,            30,
                                               2004           2003
                                            (Unaudited)    (Unaudited)
                                             ------------------------
  Operating Activities
    Net income                             $   341,828    $   362,775
    Items not requiring cash
      Depreciation                           1,229,927      1,657,687
      Gain on sale of equipment               (532,908)      (128,475)
      Deferred income taxes                     (6,844)      (185,358)
    Changes in
      Accounts receivable                     (195,159)       (48,287)
      Accounts payable and
        accrued expenses                        41,717         (2,657)
      Income tax payable                       (83,696)       362,248
                                             ---------      ---------

        Net cash provided by
          operating activities                 794,865       2,017,933
                                             ---------       ---------

  Investing Activities
    Proceeds from sale of equipment            931,500         283,550
    Increase in notes receivable              (608,170)       (616,988)
                                             ---------       ---------

      Net cash provided by (used in)
        investing activities                   323,330        (333,438)
                                             ---------       ---------

   Financing Activities
     Payments on long-term debt             (1,185,456)     (1,657,193)
                                             ---------       ---------

        Net cash used in financing
          activities                        (1,185,456)      (1,657,193)
                                             ---------        ---------

   Increase (Decrease) in Cash                 (67,261)          27,302

   Cash, Beginning of Period                    90,465           56,487
                                             ---------        ---------

   Cash, End of Period                     $    23,204     $     83,789
                                             =========       ==========

   Supplemental Cash Flow Information

      Interest paid                        $   147,661     $    248,447

      Income taxes paid                     $  278,363     $     61,316







  See Notes to Financial Statements

                           CONX Capital Corportation
                         Notes to Financial Statements
               September 30, 2004 (Unaudited) and December 31, 2003



   Note 1:   Nature of Operations and Summary of Significant
               Accounting Policies


      Nature of Operations

        CONX Capital Corporation, a Delaware Corporation, is a specialty commercial finance company engaged in the business of originating and securing loans and equipment leases to smaller businesses, with a primary initial focus on regional trucking companies. The Company was organized in April 1998 with its headquarters located in Carson City, Nevada. The Company originates loans and leases through marketing offices located in Carson City, Nevada and Little Rock, Arkansas.
        For the nine months ended September 30, 2004 and the year ended December 31, 2003, all lease income was derived from one affiliated company. The results of operations for the nine months ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year.


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

                           CONX Capital Corportation
                         Notes to Financial Statements
               September 30, 2004 (Unaudited) and December 31, 2003


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

       At September 30, 2004, the approximate future minimum lease income under these operating leases are as follows:

                                                 (Unaudited)
                                                  ---------

              2004                             $   296,000
              2005                               1,185,600
              2006                               1,026,000
                                                ----------

                                               $ 2,507,600
                                                 =========

     Earnings Per Share

       Earnings per share have been computed based upon the weighted-average common shares outstanding during each period. There are no dilutive or potentially dilutive shares.


     Operating Leases

       The Company leases equipment under noncancelable operating leases. These leases expire in various years through 2006 and convert to a month to month basis if the Company does not receive notice of termination. These leases require the lessee to pay all executory costs (property taxes, maintenance and insurance). Rental income under these operating leases was $1,402,200 and $2,402,925 for the nine months ended September 30, 2004 and 2003, respectively.

                           CONX Capital Corportation
                         Notes to Financial Statements
               September 30, 2004 (Unaudited) and December 31, 2003


     Equipment under operating leases consists of the following at September 30, 2004 and December 31, 2003:

                                               2004
                                            (Unaudited)       2003
                                             -------------------------

        Tractors                          $  5,188,014    $  8,461,527
        Trailers                             2,412,661       2,412,661
                                             ---------       ---------

                                             7,600,675      10,874,188
          Less accumulated depreciation      4,035,395       5,680,389
                                             ---------       ---------

                                          $  3,565,280     $  5,193,799
                                            ==========       ==========



  Note 2:   Long-term Debt

                                                2004
                                            (Unaudited)       2003
                                             -------------------------

         Note payable - Navistar
           Financial Corporation (A)        $ 2,238,210    $ 3,261,922
         Note payable - GE Capital
           Corporation (B)                      266,983        428,727
                                              ---------      ---------

                                            $  2,505,193   $ 3,690,649
                                               =========     =========

    Aggregate annual maturities of long-term debt at September 30, 2004:

         2004                                $   305,565
         2005                                  1,249,742
         2006                                    949,886
                                               ---------

                                             $ 2,505,193
                                               =========

    (A) Due in monthly installments through 2006 ranging from $36,050 to $58,062 with total monthly payments of approximately $100,000; including interest from 6.0% to 7.4%; secured by tractors and trailers. Notes are guaranteed by Continental Express SD, Inc. (see Note 4)

    (B) Due December 1, 2005; payable $19,850 monthly, including variable rates 3.19% at September 30, 2004; secured by tractors.
         Note is guaranteed by Continental Express SD, Inc. (see Note 4)

                           CONX Capital Corportation
                         Notes to Financial Statements
               September 30, 2004 (Unaudited) and December 31, 2003



  NOTE 3:   Income Taxes

      The provision for income taxes includes these components:

                                               Nine Months Ended
                                           September       September
                                           30, 2004        30, 2003
                                          (Unaudited)     (Unaudited)
                                           -------------------------

          Taxes currently payable         $   182,937     $   376,343
          Deferred income taxes                (6,844)       (124,042)
                                             ---------      ----------

                                          $   176,093     $    252,301
                                            =========       ==========


      A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

                                              Nine Months Ended
                                          September       September
                                          30, 2004        30, 2003
                                         (Unaudited)     (Unaudited)
                                          -------------------------

       Computed at the statutory
         rate (34%)                      $   176,093    $   209,126

       Increase (decrease) resulting
         from other                               --         43,175
                                            --------      ---------

       Actual tax provision               $  176,093    $   252,301
                                            ========      =========

      The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

                                             2004
                                          (Unaudited)        2003
                                           --------------------------

       Net deferred tax liability
          Accumulated depreciation       $ (1,246,906)   $ (1,253,750)

                           CONX Capital Corportation
                         Notes to Financial Statements
               September 30, 2004 (Unaudited) and December 31, 2003



  Note 4:   Related Party Transactions

       The Company leases all of its equipment to Continental Express SD, Inc., an affiliated company, which has common ownership with the company. The lessor is required to pay all executory costs (maintenance and insurance). The Company uses the management and office supplies of Harvey Manufacturing Corporation, an affiliated company, which is owned by the Company's principal stockholder. The Company paid Harvey Manufacturing Corporation $80,000 and $45,000 during the nine months ended September 30, 2004 and 2003, respectively.

       At September 30, 2004 and December 31, 2003, the Company had a note receivable including interest due from Harvey
       Manufacturing Corporation in the amounts of $897,425 and $854,197, respectively.

       At September 30, 2004 and December 31, 2003 the Company had a note receivable including interest due from Continental
       Express SD, Inc., in the amounts of $2,944,560 and $2,319,059, respectively.

       At December 31, 2003, the Company had a note receivable including interest due from Great Western, LLC, an affiliated company, which is owned by a stockholder, in the amount of $60,559.

       At September 30, 2004 and December 31, 2003, the Company also had accounts receivable from Continental Express SD, Inc. of $340,894 and $206,735, respectively.

       At September 30, 2004, the Company also had accounts receivable from Great Western, LLC of $91,000.

       At September 30, 2004, the Company also had accounts payable to Great Western Leasing LP, an affiliated company, of $71,000.

       Continental Express SD, Inc., Harvey Manufacturing, LLC, Great Western, LLC, and Great Western Leasing LP have received a commitment from the individual who is the principal stockholder or member of each of these entities and the Company. The commitment indicates that, should any of these entities not have sufficient resources to repay the amounts due to the Company or any of the other affiliated entities, the principal stockholder/partner will provide that entity with resources to enable it to satisfy these obligations in full. Notes receivable from these entities are generally due on demand and bear interest at rates of 3.35% to 8.25%. Interest is computed monthly on the average balance outstanding and added to the note principal.

                           CONX Capital Corportation
                         Notes to Financial Statements
               September 30, 2004 (Unaudited) and December 31, 2003


    Note 5:   Disclosures About Fair Value of Financial Instruments

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


    Long-term Receivables and Payables with Related Parties

       It was not practical to estimate the fair value of long-term receivables and payables with related parties. The terms of the amounts reflected in the balance sheets at September 30, 2004 (Unaudited) and December 31, 2003 are more fully discussed in Note 4.


    Long-term Debt

       Fair value is estimated based on the borrowing rates currently available to the Company for loans with similar terms and maturities. The estimated fair value and carrying amount of long-term debt was $2,627,446 and $2,505,193 at September 30, 2004 (Unaudited), respectively, and $3,870,967 and $3,690,649 at December 31, 2003, respectively.

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


     Results of Operations

          Three Month Period ended September 30, 2004

     Lease income was $354,900 for the quarter ended September 30, 2004, as compared to $722,851 for the same period in 2003, a decrease of $367,951 or 50.9%. Operating expenses (consisting primarily of interest and depreciation) for the three month period ended September 30, 2004 were $453,896. For the same period in 2003, operating expenses were $644,132, a
     decrease of  $190,236  or   29.5%.

     Operating Income for the quarter ended September 30, 2004 was $210,953, as compared to $193,119 for the third quarter of 2003, resulting in an increase of $17,834 or
     9.2% in 2004 over 2003. Other income for the three month period ended September 30, 2004 was $35,977, as compared to $28,394 for the third quarter of 2003. Income before income taxes for the quarter ended September 30, 2004 was $246,930, with a provision for income taxes of $69,862, resulting in net income for the three month period ended September 30, 2004 of $177,068. For the quarter ending September 30, 2003, income before income taxes was $221,513, with a provision for income taxes of $187,373 resulting in net income for the period of $34,140. As a result, income before income taxes increased
     $25,417 or 11.4% and net income increased $142,928 or approximately 418% for the third quarter of 2004 from the same period in 2003. This increase in net income is primarily attributable to a gain realized on the sale of equipment during the quarter coinciding with a decrease in operating expenses.

           Nine Month Period Ended September 30, 2004

      Lease   income   was   $1,402,200  for  the  nine  months  ended
      September 30, 2004, as compared to $2,402,925 for the same period in 2003, a decrease of $1,000,725 or 41.7%. Operating expenses (consisting primarily of interest and depreciaton) for the nine month period ended September 30, 2004 were $1,514,569, and operating expenses as a percentage of lease income was 78.3%. For the same period in 2003, operating expenses were $2,003,168, a decrease of $488,599 or 24.4%. Operating expenses as a percentage of lease income were 79.1% for the nine month period ended September 30, 2003.

      Operating Income for the nine months ended September 30, 2004 was $420,539, as compared to $528,232 for the first nine months of 2003, resulting in a decrease of $107,693, or 20.4% in 2004 from 2003. Other income for the nine month period ended September 30, 2004 was $97,382, as compared to $86,844 for the first nine months of 2003. Income before income taxes for the first nine months of 2004 was $517,921, with a provision for income taxes of $176,093, resulting in net income for the nine months ending September 30, 2004 of
      $341,828. For the nine months ending September 30, 2003, income before income taxes was $615,076, with a provision for income taxes of $252,301, resulting in net income for the period of $362,775. As a result, income before income taxes decreased $97,155 or 15.8% and net income decreased $20,947 or 5.8% for the first nine months of 2004 from the same period in 2003. This decrease in net income is primarily attributable to a decrease in lease income for the nine month period.


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

     To date, the Company has funded these cash requirements by credit facilities granted by Navistar Financial Corporation, Banc One Leasing Corporation, GE Capital Corporation and Fleet Capital Leasing and guaranteed by the Company's affiliate, Continental Express SD, Inc.



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



     ITEM  3.  Quantitative  and Qualitative Disclosures  About Market
               Risk


          Market risk represents the potential loss resulting from adverse changes in the value of financial instruments, either derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates, commodity prices, and equity security prices. The Company handles market risks in accordance with its established policies; however, the Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company does not have financial instruments to manage and reduce the impact of changes in interest rates at September 30, 2004 and December 31, 2003. The Company held various financial instruments at September 30, 2004 and 2003, consisting of financial assets and liabilities reported in the Company's Balance Sheets. (For additional information regarding these financial instruments, refer to
     Note 2 to the Company's financial statements.)

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

                                        Dated:   November 22, 2004

                                   By:   /s/ Todd W. Tiefel
                                        ------------------------------------
                                        Todd W. Tiefel, Secretary, Treasurer
                                        and Director (Principal Financial and
                                        Accounting Officer)

                                        Dated:   November 22, 2004

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


      Date: November 22, 2004

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


      Date: November 22, 2004

      /s/ Todd W. Tiefel
      -----------------------
      Chief Financial Officer

                                                          Exhibit 99.1




                     CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                            OF CONX CAPTIAL CORPORATION
                        PURSUANT TO 18 U.S.C. SECTION 1350



        In connection with the accompanying report on Form 10-Q for the period ending September 30, 2004 and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward
   M. Harvey, Chief Executive Officer of CONX Capital Corporation, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, that:


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



                                            /s/ Edward M. Harvey
                                            ---------------------------
                                            Edward M. Harvey
                                            Chief Executive Officer

                                                          Exhibit 99.2




                      CERTIFICATION OF CHIEF FINANCIAL OFFICER
                            OF CONX CAPTIAL CORPORATION
                        PURSUANT TO 18 U.S.C. SECTION 1350



        In connection with the accompanying report on Form 10-Q for the period ending September 30, 2004 and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Todd W. Tiefel, Chief Financial Officer of CONX Capital Corporation, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, that:


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