Form 10-K
period 2004-12-31
CONX CAPITAL CORP
filed 2005-04-14
CIK 1119803

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-K

                         ANNUAL REPORT PURSUANT TO
                   SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR
                          ENDED DECEMBER 31, 2004

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

                                    NONE
                                    ----
        Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, Par Value $.01 Per Share
                                  ------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                            ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of
     this  Form 10-K or any  amendment to this  Form 10-K.   X
                                                            ---


     Indicate  by  check  mark whether the registrant is an accelerated
     filer (as defined in Rule 12b-2 of the Act).   YES    NO  X
                                                       ---    ---

     There is no established market for the registrant's voting and non-voting common equity. The aggregate book value of the voting common equity held by non-affiliates on December 31, 2004 was
     $0.   For  purposes  of the  foregoing calculation  only,  all
     directors, executive officers, and their respective family members, have been deemed affiliates. The registrant's revenues for the fiscal year-end December 31, 2004, were $1,868,222.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report.

               Class                             Outstanding Shares
     -----------------------------                  ------------
     COMMON STOCK - PAR VALUE $.01                   6,605,200














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


     ITEM 1.  Description of Business.
              -----------------------

          CONX Capital Corporation, a Delaware corporation (the "Company" or "CONX"), is a specialty commercial finance company engaged in the business of originating and servicing equipment leases to regional trucking companies. To date, the Company's leasing activities have been limited to the leasing of tractors and semi-trailers to one affiliated company, Continental Express SD, Inc. As of December 31, 2004, the
     Company had total assets of $7,116,804, primarily including equipment that consisted of leased tractors and semi trailers carried at $2,197,962, net of accumulated depreciation. For the year ended December 31, 2004, net income was $77,820.

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

          To date, the Company's lease income has been derived solely from one affiliated company, Continental Express SD, Inc. No significant expansion of the scope of the Company's lending activities is expected before the end of calendar year 2005.

          The Company faces intense competition in the business of originating and selling loans and leases. Traditional competitors in the financial services business include commercial banks, thrift institutions, diversified finance companies, asset-based lenders, and specialty finance companies. Many of these competitors are substantially larger and have considerably greater financial, technical and marketing resources than the Company. Competition can take many forms, including convenience in obtaining a loan or a lease, customer service, marketing and distribution channels, amount and term of the loan, interest rates charged to borrowers, and credit ratings. In addition, the current level of gains realized by the Company's competitors on the sale of their loans and leases could attract additional competitors into these markets, with the possible effect of lowering gains that may be realized on the Company's future loan and lease sales. The Company believes that its industry expertise, combined with its responsiveness to borrowers, flexibility in structuring transactions and broad product offerings give it a competitive advantage over more traditional, highly regulated small business lenders serving the trucking industry.

     ITEM 2.  Properties.
              ----------

          The Company leases its executive and administrative offices which are located at 502 North Division Street, Carson, City, Nevada, and 1406 Cantrell Road, Little Rock, Arkansas.
     These offices consist of an aggregate of approximately 3,500 square feet. Both leases have been extended through December 31, 2005. The Company owns no fee interest in any real property.


     ITEM 3.  Legal Proceedings.
              -----------------

     There are no pending legal proceedings involving the  Company as a
     party   or  involving  any  of  the  Company's  assets  or  leased properties.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.
              ---------------------------------------------------

     No matters were submitted for a vote of the security holders during the fourth quarter of fiscal year 2004.



                                  PART  II

     ITEM  5.    Market  for  Common  Equity  and  Related  Stockholder
                 ------------------------------------------------------
     Matters.
     -------

     There is no established public trading market for the Company's common stock. There are also no outstanding options or warrants to purchase the common stock of the Company, or securities convertible into the common stock of the Company. All issued and outstanding common stock of the Company are held by persons who  would  be  deemed  to  be  affiliates  for  purposes  of  the
     Securities  Act  of  1933,  as  amended   (the Securities  Act ),
     and for purposes of Rule 144 as promulgated thereunder. As of April 14, 2005, there were approximately 7 holders of record of the Company's common stock.

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

          The Company did not sell or otherwise issue any equity securities during the fiscal year ended December 31, 2004.

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



 Plan Category
 -------------

 Equity Compensation
  plans approved by
  Shareholders . . . . . .  None             $ 0                 None

 Equity  Compensation
  plans not approved by
  Shareholders . . . . . .  None             $ 0                 None

     ITEM 6.  Selected Financial Data.
              -----------------------

     The following sets forth the selected financial data for the fiscal years ended December 31, 2004, December 31, 2003, December 31, 2002, December 31, 2001, and December 31, 2000, respectively:


                  12/31/04     12/31/03     12/31/02     12/31/01     12/31/00
                 ----------   ----------   ----------   ----------   ----------

  Revenues      $ 1,868,222  $ 3,267,090  $ 3,800,220  $ 4,650,930  $ 4,326,287
  Net Income    $    77,820  $   485,191  $ 1,226,589  $   890,329  $   541,293
  Earnings per
    Share       $    0.0117  $    0.0729  $    0.1845  $   0.1338   $    0.0814
  Cash Dividend
    per Share   $       0.0  $       0.0  $       0.0  $      0.0   $       0.0
  Total Assets  $ 7,116,804  $ 8,848,218  $10,346,455  $ 8,168,003  $10,603,031
  Stockholders
    Equity      $ 3,587,567  $ 3,569,537  $ 3,084,346  $ 1,857,757  $   967,428




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

     Results of Operation


          Fiscal year ended December 31, 2004

          Lease income was $912,164 for the fiscal year ended December 31, 2004. As of that date the Company had 59 tractors leased to its customer. Operating expenses (consisting primarily of interest expense and depreciation) for the fiscal year ended December 31, 2004 were $1,896,348.

          Operating Loss for the fiscal year ended December 31, 2004 was $28,126. This operating loss results primarily from a decrease  in  lease  income.  Other  income  for fiscal year  2004 was $141,255. Income before income taxes for fiscal year 2004 totaled $113,129, with a provision for income taxes of $35,309, resulting in net income for fiscal year 2004 equal to $77,820. This amount represents a decrease of 83.96% when compared to the net income amount in fiscal year 2003, as a result of the differences noted above.



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

          Fiscal year ended December 31, 2002

          Lease income was $3,663,770 for the fiscal year ended December 31, 2002. As of December 31, 2002, the Company had 126 tractors and 142 semi-trailers leased to its customer. Operating expenses (consisting primarily of interest and depreciation) for the fiscal year ended December 31, 2002 were $2,390,844, and operating expenses as a percentage of lease income was 65.3%. The improvement in this percentage in 2002 from the prior year resulted primarily from a reduction in operating expenses of 26.5% in 2002 from fiscal year 2001 levels. This improvement was slightly offset by a reduction in lease revenues in 2002 from fiscal year 2001 levels.

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

     Liquidity and Capital Resources

          The Company's current assets and working capital are sufficient to meet its needs for the next twelve months of operation as the Company is currently operating. However, the Company has an ongoing need to finance its lending activities. The Company's primary cash requirements include the funding of (i) loans and leases pending their sale, (ii) fees and expenses incurred in connection with its securitization program, (iii) over collateralization or reserve account requirements in connection with loans pooled and sold, (iv) interest, fees, and expenses associated with the Company's warehouse credit and repurchase facilities with certain financial institutions, (v) federal and state income tax payments, and (vi) ongoing administrative and other operating expenses. To date, the Company currently has funded these cash requirements by credit facilities granted by Navistar Financial Corporation, GE Capital Corporation and Fleet Capital Leasing and guaranteed by the Company's affiliate, Continental Express SD, Inc. The Company anticipates that in the future it may rely more heavily on securitizations, whole loan and lease sales, and borrowings as its cash requirements increase.

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
                     1 Year         Years      Years       5 Years     Total
                     -------------------------------------------------------

    Contractual
      Obligations:

       Long-term
         Debt       $ 1,249,341   $  949,886    -0-       -0-    $ 2,199,227




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

                                 PART  III

     ITEM 10.  Directors and Executive Officers of the Registrant.
               --------------------------------------------------
          The names of the directors and executive officers of the Company, as well as their respective ages and positions with the Company, are as follows:

       Name                         Age       Position
       ----                         ---       --------

     Edward M. Harvey               73      Chairman of the Board of Directors
     Michael Kelly Woodridge        46      President and Director
     Todd W. Tiefel                 39      Chief Financial Officer and
                                              Director
     John P. Flahavin               68      Director
     Theodore C. Skokos             57      Director



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

     ITEM 11.  Executive Compensation.
               ----------------------

          None of the Company's executive officers were compensated for their services in such capacities for the year ended December 31, 2004.


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

                                  Amount and
      Name and Address of         Nature of         Percentage of
      Beneficial Owner            Beneficial         Outstanding
                                  Ownership            Shares
      -------------------         ----------        -------------


      Edward M. Harvey(1)(2)       4,855,200            73.50%
      Bonnie P. Harvey(1)(3)         350,000             5.30%
      Charles Harvey(1)(4)           350,000             5.30%
      Deborah Harvey(1)(5)           350,000             5.30%
      Jill Pryor(1)(6)               350,000             5.30%
      Darby Boyd(1)(7)               350,000             5.30%
      Mark Guffin(1)(8)              350,000             5.30%
      All executive officers       4,855,200            73.50%
      and directors as a
      group (5 persons)




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

          To date, the Company's lease income has been derived from one affiliated company, Continental Express SD, Inc., and Continental Express SD, Inc. has guaranteed each of the Company's existing credit facilities granted by Navistar Financial Corporation, Banc One Leasing Corporation, Fleet Capital Leasing and GE Capital Corporation. Edward M. Harvey, chairman of the Board of Directors of the Company, owns 68.20% of the issued and outstanding shares of common stock of the Company, and is the president and the controlling and majority shareholder of Continental Express SD, Inc.

          Except as set forth above, there have not been any transactions and currently there are no proposed transactions in which the amount involved exceeds $60,000 in which any director, officer, or 5% shareholder is involved during the fiscal year ended December 31, 2004.



     ITEM 14.  Principal Accounting Fees and Services
               --------------------------------------


                                              2004           2003
                                          ----------------------------

         (a)   Audit Fees:                 $  27,175     $  22,250

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

          (a)(3)    See  Exhibits  below.

          (b) No reports on Form 8-K were filed during the year ended December 31, 2004.

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

                                        Dated:    April 14, 2005

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

                                           /s/ Edward M. Harvey
                                   ------------------------------------
                                   Name:  Edward M. Harvey
                                   Capacity:  Chairman and Director
                                              (Principal Executive Officer)
                                   Dated:     April 14, 2005



                                           /s/ Michael Kelly Wooldridge
                                   ----------------------------------------
                                   Name:  Michael Kelly Wooldridge
                                   Capacity:  President and Director
                                   Dated:     April 14, 2005



                                           /s/ Todd W. Tiefel
                                   --------------------------------------
                                   Name:  Todd W. Tiefel
                                   Capacity:  Chief Financial Officer and
                                               Director
                                              (Principal Financial and
                                               Accounting Officer)
                                   Dated:     April 14, 2005

                                           /s/ John P. Flahavin
                                   ---------------------------------------
                                   Name:  John P. Flahavin
                                   Capacity:  Director
                                   Dated:     April 14, 2005


                                           /s/ Theodore C. Skokos
                                   ----------------------------------------
                                   Name:  Theodore C. Skokos
                                   Capacity:  Director
                                   Dated:     April 14, 2005

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


      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

      6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      Date: April 14, 2005

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


      4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

      6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      Date: April 14, 2005

      /s/ Todd W. Tiefel
      -----------------------
      Chief Financial Officer

                         CONX Capital Corporation

               Accountants' Report and Financial Statements

                   December 31, 2004, 2003 and 2002

                       CONX Capital Corporation
                   December 31, 2004, 2003 and 2002


  Contents

    Independent Accountants' Report                               13

    Financial Statements
      Balance Sheets                                              14
      Statements of Income                                        15
      Statements of Stockholders' Equity                          16
      Statements of Cash Flows                                    17
      Notes to Financial Statements                               18

                    Independent Accountants' Report



  Audit Committee, Board of Directors and Stockholders
  CONX Capital Corporation
  Little Rock, Arkansas


  We have audited the accompanying consolidated balance sheets of CONX Capital Corporation ("Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CONX Capital Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

                                   /s/ BKD, LLP



  Little Rock, Arkansas
  February 10, 2005

                       CONX Capital Corporation
                           Balance Sheets
                     December 31, 2004 and 2003


  Assets
                                               2004           2003
                                           ---------------------------

    Cash                                 $    31,415    $     90,465
    Accounts receivable - other                  445          93,404
    Accounts receivable - affiliated
      companies                              206,235         236,735
    Note receivable - affiliated
      companies                            4,680,747       3,233,815
    Equipment, at cost, net of
    accumulated depreciation               2,197,962       5,193,799
                                           ---------       ---------

                                         $ 7,116,804     $ 8,848,218
                                           =========       =========


  Liabilities and Stockholders' Equity

    Liabilities
      Accrued expenses                   $    11,021     $    37,719
      Income taxes payable                   780,503         296,563
      Long-term debt                       2,199,227       3,690,649
      Deferred income taxes                  538,486       1,253,750
                                           ---------       ---------

         Total liabilities                 3,529,237       5,278,681
                                           ---------       ---------

    Stockholders' Equity
      Common stock, $.01 par value,
        7,000,000 shares authorized
        and issued                            70,000          70,000
      Retained earnings                    3,595,357       3,517,537
      Treasury stock, at cost
        Common - 2004 - 394,800
          shares, 2003 - 350,000
          shares                             (77,790)        (18,000)
                                           ---------       ---------

            Total stockholders' equity     3,587,567       3,569,537
                                           ---------       ---------

                                         $ 7,116,804     $ 8,848,218
                                           =========       =========

See Notes to Financial Statements

                       CONX Capital Corporation
                         Statements of Income
             Years Ended December 31, 2004, 2003 and 2002


                                     2004         2003         2002
                                  --------------------------------------

  Lease Income                  $   912,164   $ 3,024,901   $ 3,663,770

  Gain on Sale of Equipment         956,058       242,189       136,450
                                  ---------     ---------     ---------
                                  1,868,222     3,267,090     3,800,220
                                  ---------     ---------     ---------


  Operating Expenses
    Management fees                 122,000        60,000        60,000
    Depreciation                  1,518,795     2,159,102     2,008,663
    Professional fees                28,800        28,800        33,381
    Director's fees                  20,000        20,000        20,000
    Rent                              6,000         6,000         6,000
    Taxes and licenses               11,987        10,889         1,425
    Interest                        184,537       312,022       260,372
    Other                             4,229           196         1,003
                                  ---------      --------     ---------

                                  1,896,348     2,597,009     2,390,844
                                  ---------     ---------     ---------

  Operating (Loss) Income           (28,126)      670,081     1,409,376

  Other Income
    Interest income                 141,255       119,828        94,230
                                   --------     ---------     ---------

  Income Before Income Taxes        113,129       789,909     1,503,606

  Provision for Income Taxes         35,309       304,718       277,017
                                   --------     ---------     ---------

  Net Income                     $   77,820    $  485,191   $ 1,226,589
                                   ========      ========     =========

  Earnings Per Share
    Net income                  $    77,820    $  485,191   $ 1,226,589
    Weighted average shares
    of common stock               6,627,539     6,650,000     6,650,000
                                  ---------     ---------     ---------

    Basic earnings per share    $     .0117    $    .0729   $    0.1845
                                  =========     =========     =========

See Notes to Financial Statements

                       CONX Capital Corporation
                  Statements of Stockholders' Equity
              Years Ended December 31, 2004, 2003 and 2002


                            Common      Retained     Treasury
                             Stock      Earnings       Stock        Total
                          -------------------------------------------------

  Balance, January 1,
    2002                 $   70,000    $ 1,805,757  $  (18,000)  $ 1,857,757

    Net income                   --      1,226,589          --     1,226,589
                            -------      ---------      --------   ---------

  Balance, December 31,
    2002                     70,000      3,032,346      (18,000)    3,084,346

    Net income                   --        485,191           --       485,191
                            --------     ---------      --------    ---------

  Balance, December 31,
    2003                      70,000     3,517,537      (18,000)    3,569,537

  Treasury Stock; 44,800
    shares                       --             --      (59,790)      (59,790)
  Net income                     --         77,820           --        77,820
                             --------    ---------     ---------    ---------

    Balance, December 31,
    2004                   $   70,000  $ 3,595,357   $  (77,790)  $ 3,587,567
                            =========    =========     =========    =========


 See Notes to Financial Statements

                       CONX Capital Corporation
                      Statements of Cash Flows
            Years Ended December 31, 2004, 2003 and 2002


                                         2004         2003         2002
                                     --------------------------------------

  Operating Activities
    Net income                     $   77,820     $   485,191   $ 1,226,589
    Items not requiring
      (providing) cash
        Depreciation                 1,518,795       2,159,102     2,008,663
        Deferred income taxes         (715,264)        (67,255)      194,517
        Gain on sale of equipment     (956,058)       (242,189)    (136,450)
    Changes in
        Accounts receivable            123,459           1,548     (243,713)
        Accrued expenses               (26,698)        (10,708)      18,427
        Income taxes payable           483,940         296,563           --
                                     ---------       ---------     --------

          Net cash provided by
            operating activites        505,994       2,622,252    3,068,033
                                     ---------       ---------    ---------

  Investing Activities
    Proceeds from sale of
      equipment                      2,433,100         502,899      973,720
    Purchase of equipment                   --              --   (4,007,368)
    Issuance of notes
      receivable                    (1,446,932)       (888,645)  (1,576,143)
    Collection of note
    receivable principal                    --              --           --
                                     ---------       ---------   -----------

          Net cash provided by
           (used in) investing
           activities                  986,168        (385,746)  (4,609,791)
                                     ---------       ---------    ---------


   Financing Activities
     Purchases of treasury stock       (59,790)            --     4,007,368
     Principal payments on
       long-term debt               (1,491,422)     (2,202,528)  (3,297,949)
                                     ---------       ---------    ---------


          Net cash provided by
            (used in) financing
            activities              (1,551,212)     (2,202,528)     709,419
                                     ---------       ---------    ---------

   Increase (Decrease) in Cash         (59,050)         33,978      (832,339)

   Cash, Beginning of Year              90,465          56,487       888,826
                                     ---------       ---------     ---------

   Cash, End of Year               $   31,415       $   90,465    $   56,487
                                    =========        =========      ========

   Supplemental Cash Flows
     Information

       Interest paid               $  184,537      $   312,022    $  260,372

       Income taxes paid           $  278,363      $    61,316    $   82,500


 See Notes to Financial Statements

                       CONX Capital Corporation
                     Notes to Financial Statements
                   December 31, 2004, 2003, and 2002


  Note 1:   Nature of Operations and Summary of Significant
        Accounting Policies


    Nature of Operations

      CONX Capital Corporation, a Delaware Corporation, ("Company") is a specialty commercial finance company engaged in the business of originating and securing loans and equipment leases to smaller businesses, with a primary focus on regional trucking companies. The Company was organized in April 1998 with its headquarters located in Carson City, Nevada. The Company originates loans and leases through marketing offices located in Carson City, Nevada and Little Rock, Arkansas. For the years ended December 31, 2004, 2003 and 2002, all lease income was derived from one affiliated company.


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

                       CONX Capital Corporation
                     Notes to Financial Statements
                   December 31, 2004, 2003, and 2002


     At December 31, 2004, the approximate future minimum lease income under these operating leases is as follows:

          2005                                      $ 1,185,600
          2006                                        1,026,000
                                                     ----------

                                                    $ 2,211,600
                                                     ==========

   Earnings Per Share

     Earnings per share have been computed based upon the weighted-average common shares outstanding during each year. There are no dilutive or potentially dilutive shares.


   Operating Leases

     The Company leases equipment under noncancellable operating leases. These leases expire through 2006 and convert to a month-to-month basis if the Company does not receive notice of termination. These leases require the lessee to pay all executory costs (property taxes, maintenance and insurance). Rental income under these operating leases was $912,164, $3,024,901 and $3,663,770 for the years ended December 31, 2004, 2003 and 2002, respectively.

     Equipment under operating leases consists of the following at December 31, 2004 and 2003:

                                                 2004          2003
                                              -------------------------

          Tractors                          $ 4,439,733     $ 8,461,527
          Trailers                                   --       2,412,661
                                              ---------      ----------
                                              4,439,733      10,874,188
          Less accumulated depreciation       2,241,771       5,680,389
                                              ---------      ----------

                                            $ 2,197,962     $ 5,193,799
                                              =========      ==========


  Note 2:   Long-term Debt

                                                 2004           2003
                                              --------------------------

         Notes payable - Navistar
           Financial Corporation (A)       $ 1,988,197      $ 3,261,922
         Note payable - GE Capital (B)         211,030          428,727
                                             ---------        ---------

                                           $ 2,199,227      $ 3,690,649
                                             =========        =========

                       CONX Capital Corporation
                     Notes to Financial Statements
                   December 31, 2004, 2003, and 2002



     (A) Due in monthly installments through 2006 with total monthly payments of approximately $94,000; including interest at 6.0 %; secured by trucks. Notes are guaranteed by Continental Express SD, Inc. (see Note 5)

     (B) Due December 1, 2005; payable $20,894 monthly, including interest at the rate listed for "1-year" Treasury, constant maturity under the column indicating an average rate as stated in the Federal Reserve Statistical Release plus 3.19%, per annum; secured by tractors. Note is guaranteed by Continental Express SD, Inc. (see Note 5)

      Aggregate annual maturities of long-term debt at December 31, 2004:

             2005                                      $ 1,249,341
             2006                                          949,886
                                                        ----------

                                                       $ 2,199,227
                                                        ==========


  NOTE 3:   Income Taxes

      The provision for income taxes includes these components:

                                          2004         2003         2002
                                       ------------------------------------

          Taxes currently payable     $  750,573    $  371,973   $   82,500
          Deferred income taxes         (715,264)      (67,255)     194,517
                                       ---------     ---------     --------

                                      $   35,309    $  304,718   $  277,017
                                       =========      ========     ========


      A reconciliation of income tax expense at the statutory rate to the Company's actual income tax expense is shown below:

                                          2004         2003          2002
                                       -------------------------------------

        Computed at the statutory
          rate (34%)                  $   38,464    $  268,569    $  511,226

      Increase (decrease) resulting
        from State income taxes              --            --       (206,000)
        Other                             (3,155)       36,149       (28,209)
                                        --------      --------      --------

      Actual tax provision            $   35,309    $  304,718    $  277,017
                                        ========      ========      ========

                       CONX Capital Corporation
                     Notes to Financial Statements
                   December 31, 2004, 2003, and 2002


    The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:


                                               2004            2003
                                           ----------------------------

      Deferred tax liabilities
        Accumulated depreciation         $  (538,486)   $  (1,253,750)
                                           ----------     ------------

      Net deferred tax liability         $  (538,486)   $  (1,253,750)
                                           ==========     ============


   Note 4:   Equipment

     Equipment consists of the following at December 31, 2004 and 2003:

                                               2004           2003
                                           -----------------------------

       Tractors                           $  4,439,733   $  8,461,527
       Trailers                                     --      2,412,661
                                             ---------      ---------
                                             4,439,733     10,874,188
       Less accumulated depreciation         2,241,771      5,680,389
                                             ---------      ---------

                                          $  2,197,962   $  5,193,799
                                             =========      =========

  Note 5:   Related Party Transactions

      The Company leases all of its equipment to Continental Express SD, Inc., an affiliated company, which has common ownership with the Company. The lessor is required to pay all executory costs (property taxes, maintenance and insurance). The Company uses the management and office supplies of Harvey Manufacturing Corporation, an affiliated Company, owned by a stockholder of the Company. The Company paid Harvey Manufacturing Corporation $122,000 during 2004 and $60,000 during 2003 and 2002 for management fees.

      At December 31, 2004 and 2003, the Company had a note receivable including interest due from Harvey Manufacturing, LLC, an affiliated company, owned by a stockholder of the company in the amount of $911,940 and $854,197, respectively.

      At December 31, 2003, the Company had a note receivable including interest due from Great Western, LLC, an affiliated company, owned by a stockholder of the company, in the amount of $60,559. The Company also had accounts receivable from Great Western, LLC, of $30,000 at December 31, 2003.

      At December 31, 2004 and 2003, the Company had a note receivable including interest due from Continental Express
      SD, Inc. in the amount of $3,768,807 and $2,319,059,
      respectively. The Company also had accounts receivable from Continental Express SD, Inc. of $206,235 and $206,735 at
      December 31, 2004 and 2003, respectively.

                       CONX Capital Corporation
                     Notes to Financial Statements
                   December 31, 2004, 2003, and 2002



      Continental Express SD, Inc., Harvey Manufacturing, LLC and Great Western, LLC have received a commitment from the individual who is the principal stockholder or member of each of these entities and the Company. The commitment indicates that, should any of these entities not have sufficient resources to repay the amounts due to the Company or the rest of these entities, the principal stockholder/member will provide that entity with resources to enable it to satisfy these obligations in full. Notes receivable from these entities are generally due on demand and bear interest at rates of 3.35% to 8.25%. Interest is computed monthly on the average balance outstanding and added to the note principal.


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


    Long-term Receivables and Payables with Related Parties

      It was not practical to estimate the fair value of long-term receivables and payables with related parties. The terms of the amounts reflected in the balance sheets at December 31, 2004 and 2003 are more fully discussed in Note 5.

   Long-term Debt

      Fair value is estimated based on the borrowing rates currently available to the Company for loans with similar terms and maturities. The estimated fair value and carrying amount of long-term debt were $2,157,887 and $2,199,227 and $3,870,967 and $3,690,649 at December 31, 2004 and 2003,
      respectively.

   Note 7:   Significant Fourth Quarter Adjustments

      During the fourth quarter of 2004, CONX Capital Corporation and Continental Express, Inc. entered into an agreement to retroactively reduce lease payments on fleet assets. This resulted from the increase in repairs and maintenance Continental Express, Inc. was experiencing as a result of CONX Capital Corporation's aging fleet. This resulted in a pre-tax charge to income of $750,000.

      During December of 2004, CONX Capital Corporation sold its trailers to an unrelated party, resulting in a gain of $956,058.

                                                          Exhibit 99.1




                     CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                            OF CONX CAPITAL CORPORATION
                        PURSUANT TO 18 U.S.C. SECTION 1350



        In connection with the accompanying report on Form 10-K for the year ended December 31, 2004 and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Edward
   M. Harvey, Chief Executive Officer of CONX Capital Corporation, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, that:


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



                                            /s/ Edward M. Harvey
                                            ---------------------------
                                            Edward M. Harvey
                                            Chief Executive Officer

                                                          Exhibit 99.2




                      CERTIFICATION OF CHIEF FINANCIAL OFFICER
                            OF CONX CAPITAL CORPORATION
                        PURSUANT TO 18 U.S.C. SECTION 1350



        In connection with the accompanying report on Form 10-K for the year ended December 31, 2004 and filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Todd W. Tiefel, Chief Financial Officer of CONX Capital Corporation, hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002, that:


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